Form 10QSB
period 2000-06-30
NEVER MISS A CALL INC
filed 2000-08-15
CIK 1112987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number 0-30745

                        NEVER MISS A CALL, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0426807
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

    206-455 Granville Street
     Vancouver, B.C., Canada                       V6C 1T1
(Address of principal executive offices)          (Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (604) 682-7744

                                None
     ---------------------------------------------------------
     Former Name, Address and Fiscal Year, if Changed Since
     Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 1,700,000.

Registrant's common stock is listed on the OTCBB under the symbol "NVRM".


The aggregate market value of the voting common stock held by non-affiliates of Registrant is $70,000, or $.10 per share.

Registrant's Form 10SB12G and all exhibits thereto, filed on June 2, 2000 are incorporated herein by reference.

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS.



                       INTERFACE E.COM, INC.
                   (A Development Stage Company)

                      FINANCIAL STATEMENTS

                        June 30, 2000
                              and
      For the Period From Incorporation on April 29, 1999
                              to
                       December 31, 1999

DE VISSER & COMPANY
CHARTERED ACCOUNTANTS
401 - 905 West Pender Street
Vancouver, B.C., Canada   V6C 1L6
Tel: (604) 687-5447
Fax: (604) 687-6737








NOTICE TO READER



We have compiled the balance sheet and Statement of Shareholders' equity of Never Miss A Call Inc. as at June 30, 2000 and the statements of operations and deficit and cash flows for the six month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



DE VISSER & COMPANY

CHARTERED ACCOUNTANTS

Vancouver, B.C.
July 17, 2000

                      NEVER MISS A CALL INC.
                 (A Development Stage Company)
                         BALANCE SHEET
                             As at


                                        June 30       December 31
                                         2000            1999
                                        (U.S.$)         (U.S.$)


A S S E T S
-----------
Current


    Cash                          $      53,925      $        4,002


L I A B I L I T I E S
---------------------

Current

   Accounts payable               $        800       $          400


S T O C K H O L D E R S'  E Q U I T Y
-------------------------------------

Share capital (note 4)

  Authorized: 25,000,000 common
   shares, par value $0.001 per share

  Issued: 1,700,000 common shares
   (1999 - 1,000,000)             $      75,000      $       5,000


  Deficit accumulated during the
   Development Stage                    (21,875)            (1,398)
                                  -------------      -------------

                                         53,125              3,602



                                  $      53,925              4,002
                                  =============      =============


Continuance of Operations (note 3)

                        NEVER MISS A CALL INC.
                   (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND DEFICIT
             For the six month period ended June 30, 2000
       (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)



                                  For the          Incorporation
                                period ended             to
                                  June 30,          December 31,
                                    2000               1999
                                   (U.S.$)            (U.S.$)

Revenue
-------

   Interest income             $        936         $       -
                               ------------         ----------


General and Administrative Expenses
-----------------------------------

  Bank charges                          102                 5

  Consulting                          1,552                 -

  Office and Miscellaneous            3,370               533

  Professional fees                   8,127               400

  Rent                                  312                 -

  Trust and filing                    7,950               460
                                    -------           -------
                                     21,413             1,398
                                    --------          --------
Loss for the period                 (20,477)           (1,398)

Deficit - beginning of period        (1,398)                -
                                    --------          --------

Deficit - end of period             (21,875)           (1,398)
                                    ========          ========
Weighed average number of
shares outstanding                1,580,769           635,616
                                  ==========          ========

Loss per share                        (0.01)            (0.00)
                                  ==========          ========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
              For the six month period ended June 30, 2000
           (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)


                                   For the          Incorporation
                                 Period ended           To
                                  June 30,           December 31,
                                    2000                1999
                                   (U.S.$)             (U.S.$)


Cash Provided By (Used For):

Operating Activities

Net loss for the period            (20,477)           (1,398)


Adjustment to reconcile net
loss to cash provided by
operations:

- increase in accounts payable        400                400
                                 ----------         ---------
                                   20,077               (998)


Financing Activity

Proceeds from the issue of
share capital                      70,000              5,000
                                -----------        ----------

Net Cash Provided During The
Period                             49,923              4,002

Cash - Beginning of Period          4,002                  -
                               ------------       -----------

Cash - End of Period               53,925              4,002
                               ============       ===========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                   STATEMENT OF SHAREHOLDER'S EQUITY




                                       Additional                 Total
                             Common     Paid-in    Accumulated  Stockholders'
                             Stock      Capital      Deficit      Equity
                           ---------   ----------  -----------  -------------
                             U.S.$        U.S.$       U.S.$        U.S.$


Shares issued                 1,000        4,000        -              5,000


Net loss                                             (1,398)          (1,398)
                             ------       ------    --------         --------

Balance December 31, 1999     1,000        4,000     (1,398)           3,602



Shares issued                   700       69,300                      70,000


Net loss                                            (20,477)         (20,477)
                            -------       ------    --------         --------

Balance June 30, 2000         1,700       73,300    (21,875)          53,125
                            =======       ======    ========         ========


                          NEVER MISS A CALL INC.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
          For the six month period ended June 30, 2000 and the period from Incorporation on April 29, 1999 to December 31, 1999


1.	THE CORPORATION AND ITS BUSINESS

Never Miss A Call Inc. was incorporated in the State of Nevada, United States of America on April 29, 1999 under the Nevada Revised Statutes, Chapter 78, Private Companies.

The Company has offices in Reno, Nevada, U.S.A. and Vancouver, B.C. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted Accounting Principles.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

1.	The Company uses the accrual method of accounting.

2.	Net loss per share is provided in accordance with Financial Accounting
Standards No. 128 FAS No. 128. Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods pre basic and diluted loss per share are the same for all periods presented.

3.	The Company has not yet adopted any policy regarding the payment of dividends.  No dividends have been paid since inception.


3.	GOING CONCERN

The Companys financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

4.	SHARE CAPITAL

Authorized

The authorized share capital consists of 25,000,000 shares of common stock with a par value of $0.001.

Issued

1,000,000 common shares were issued at $0.005 per share for a consideration of $5,000 and 700,000 common shares were issued at $0.10 per share for a consideration of $70,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has only realized minimal revenue of $936 for the period from inception to the quarter ended
June 30, 2000.

Registrant had a net loss of $20,477 for the period from inception to the quarter ended June 30, 2000, resulting in a net loss per share of $.01.

General and administrative expenses for the period from inception to the quarter ended June 30, 2000 were $21,413, and consisted primarily of professional fees in the amount of $8,127, representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the quarter ended June 30, 2000 and at the year ended December 31, 1999, Registrant's primary sources of liquidity included cash and cash equivalents of $53,925 and $4,002, respectively. Cash in the bank at the quarter ended June 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


              			      PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form 10SB, previously filed with the Commisson on June 2, 2000.

B)	There were no reports on Form 8-K filed during the quarter.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                             NEVER MISS A CALL, INC.

Dated:	August 12, 2000			    By:/s/ Cal Woodruff, President and Director

Dated:	August 12, 2000			    By:/s/ Robert Gelfand, Secretary, Treasurer,
                                    Vice President and Director