Form 10QSB/A
period 2000-06-30
NEVER MISS A CALL INC
filed 2000-11-08
CIK 1112987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB/A

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

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS.



                     NEVER MISS A CALL, INC.
                   (A Development Stage Company)

                      FINANCIAL STATEMENTS

                        June 30, 2000
                              and
      For the Period From Incorporation on April 29, 1999
                              to
                       December 31, 1999

DE VISSER & COMPANY
CHARTERED ACCOUNTANTS
401 - 905 West Pender Street
Vancouver, B.C., Canada   V6C 1L6
Tel: (604) 687-5447
Fax: (604) 687-6737








    REVIEW ENGAGEMENT REPORT

To the Shareholders of Never Miss a Call Inc.

We have reviewed      the balance sheet and Statement of Shareholders' equity
of Never Miss A Call Inc. as at June 30, 2000 and the statements of operations and deficit and cash flows for the six month period then ended.
    Our review was made in accordance with generally accepted standards for review engagements and, accordingly, consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and, consequently, we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.



DE VISSER & COMPANY

CHARTERED ACCOUNTANTS

Vancouver, B.C.
November 1, 2000

                      NEVER MISS A CALL INC.
                 (A Development Stage Company)
                         BALANCE SHEET
                             As at


                                        June 30       December 31
                                         2000            1999
                                        (U.S.$)         (U.S.$)


A S S E T S
-----------
Current


    Cash                          $      49,168      $    4,002


L I A B I L I T I E S
---------------------

Current

   Accounts payable               $         800      $      400


S T O C K H O L D E R S'  E Q U I T Y
-------------------------------------

Share capital (note 4)

  Authorized: 25,000,000 common
   shares, par value $0.001 per share

  Issued: 1,700,000 common shares
   (1999 - 1,000,000)             $      75,000      $    5,000


  Deficit accumulated during the
   Development Stage                    (26,632)         (1,398)
                                  -------------      -------------
                                         43,368           3,602

                                         49,168           4,002
                                  -------------       ------------



Continuance of Operations (note 3)

                        NEVER MISS A CALL INC.
                   (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND DEFICIT
             For the six month period ended June 30, 2000
       (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)

                            Cumulative
                             Amounts
                             Date of            For the        Incorporation
                           Incorporation      period ended          to
                          (April 29, 1999)     June 30,         December 31,
                          to June 30,2000        2000              1999
                              (U.S.$)           (U.S.$)           (U.S.$)

Revenue
-------

   Interest income          $      1,213       $    1,213      $        -
                            ------------       ----------      ----------


General and Administrative Expenses
-----------------------------------

  Bank charges                       141              136               5

  Consulting                       1,552            1,552               -

  Office and Miscellaneous         3,903            3,370             533

  Professional fees                8,527            8,127             400

  Rent                               312              312               -

  Trust and filing                13,410           12,950             460
                             -----------          -------        --------
                                  27,845           26,847           1,398
                             -----------          -------        --------

Loss for the period              (26,632)         (25,234)         (1,398)

Deficit-beginning of period            -           (1,398)              -
                             ------------         --------       --------

Deficit-end of period            (26,632)         (26,632)         (1,398)
                             ===========          ========       ========

Weighed average number of
shares outstanding                               1,580,769        635,616
                                                 =========        =======

Loss per share                                   $   (0.02)       $ (0.00)
                                                 =========        ========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
              For the six month period ended June 30, 2000
           (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)


                            Cumulative
                             Amounts
                             Date of
                          Incorporation         For the         Incorporation
                         (April 29, 1999)     Period ended           To
                           to June 30,          June 30,         December 31,
                              2000                2000              1999
                             (U.S.$)             (U.S.$)           (U.S.$)


Cash Provided By (Used For):

Operating Activities

Net loss for the period       (26,632)          (25,234)           (1,398)


Adjustment to reconcile net
loss to cash provided by
operations:

-increase in accounts
 payable                          800               400               400
                           ----------         ---------         ---------
                               25,832            24,834              (998)

Financing Activity

Proceeds from the issue of
share capital                  75,000            70,000             5,000
                          -----------        ----------         ---------

Net Cash Provided During The
Period                         49,168            45,166             4,002

Cash-Beginning of Period            -             4,002                 -
                          ------------       -----------       ----------

Cash - End of Period           49,168            49,168             4,002
                          ============       ===========       ==========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                   STATEMENT OF SHAREHOLDER'S EQUITY




                                       Additional                 Total
                             Common     Paid-in    Accumulated  Stockholders'
                             Stock      Capital      Deficit      Equity
                           ---------   ----------  -----------  -------------
                             U.S.$        U.S.$       U.S.$        U.S.$


Shares issued                 1,000        4,000        -              5,000


Net loss                                             (1,398)          (1,398)
                             ------       ------    --------         --------

Balance December 31, 1999     1,000        4,000     (1,398)           3,602



Shares issued                   700       69,300                      70,000


Net loss                                             (25,234)       (25,234)
                            -------       ------     --------         --------

Balance June 30, 2000         1,700       73,300     (26,632)         48,368
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has only realized
minimal revenue of     $1,213      for the period from inception to the quarter
ended June 30, 2000.

Registrant had a net loss of     $25,234      for the period from inception to
the quarter ended June 30, 2000, resulting in a net loss per share of
    $.02     .

General and administrative expenses for the period from inception to the
quarter ended June 30, 2000 were     $26,447     , and consisted primarily of
professional fees in the amount of     $8,127     , representing legal and
accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the quarter ended June 30, 2000 and at the year ended December 31, 1999, Registrant's primary sources of liquidity included cash and cash equivalents of
    $49,168      and $4,002, respectively. Cash in the bank at the quarter ended
June 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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


                             NEVER MISS A CALL, INC.

Dated:	    November 6, 200	      By:/s/ Cal Woodruff, President and Director

Dated:	    November 6, 200       By:/s/ Robert Gelfand, Secretary, Treasurer,
                                 Vice President and Director