Form 10QSB
period 2000-09-30
NEVER MISS A CALL INC
filed 2000-11-15
CIK 1112987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 1,700,000.

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

                      FINANCIAL STATEMENTS

                        September 30, 2000
                              and
      For the Period From Incorporation on April 29, 1999
                              to
                       December 31, 1999

DE VISSER & COMPANY
CHARTERED ACCOUNTANTS
401 - 905 West Pender Street
Vancouver, B.C., Canada   V6C 1L6
Tel: (604) 687-5447
Fax: (604) 687-6737








REVIEW ENGAGEMENT REPORT

To the Shareholders of Never Miss a Call Inc.

We have reviewed the balance sheet and Statement of Shareholders' equity of Never Miss A Call Inc. as at September 30, 2000 and the statements of operations and deficit and cash flows for the nine month period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

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


                                     September 30       December 31
                                         2000              1999
                                        (U.S.$)           (U.S.$)


A S S E T S
-----------
Current

    Cash                              $   46,572         $    4,002
                                      ==========         ==========

L I A B I L I T I E S
---------------------

Current

   Accounts payable                   $      400         $      400
                                      ----------         ----------

S T O C K H O L D E R S'  E Q U I T Y
-------------------------------------

Share capital (note 4)

  Authorized: 25,000,000 common
   shares, par value $0.001 per share

  Issued: 1,700,000 common shares
   (1999 - 1,000,000)                 $   75,000         $    5,000


  Deficit accumulated during the
   Development Stage                    (28,828)             (1,398)
                                      ----------          ----------
                                          46,172               3,602
                                      ----------          ----------
                                          46,572               4,002
                                      ==========          ==========


Continuance of Operations (note 3)

                        NEVER MISS A CALL INC.
                   (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND DEFICIT
             For the nine month period ended September 30, 2000
       (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)

                            Cumulative
                             Amounts
                             Date of             For the        Incorporation
                          Incorporation       period ended           to
                         (April 29, 1999)     September 30,      December 31,
                       to September 30,2000       2000              1999
                             (U.S.$)            (U.S.$)           (U.S.$)

Revenue
-------

   Interest income           $      1,881      $      1,881      $         -
                             ------------      ------------      ------------


General and Administrative Expenses
-----------------------------------

  Bank charges                        219               214                5

  Consulting                        1,552             1,552                -

  Office and Miscellaneous          5,437             4,904              533

  Professional fees                 9,077             8,677              400

  Rent                                312               312                -

  Trust and filing                 14,112            13,652              460
                             ------------       -----------       ----------
                                   30,709            29,311            1,398
                             ------------       -----------       ----------

Loss for the period              (28,828)          (27,430)          (1,398)

Deficit-beginning of period             -           (1,398)                -
                             ------------       -----------       ----------

Deficit-end of period            (28,828)          (28,828)          (1,398)
                             ============       ===========       ==========

Weighed average number of
shares outstanding                                1,620,803          635,616
                                                ===========       ==========

Loss per share                                  $    (0.02)       $   (0.00)
                                                ===========       ==========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
              For the nine month period ended September 30, 2000
    (Comparative for the Period from Incorporation on April 29, 1999 to December 31, 1999)


                            Cumulative
                              Amounts
                              Date of
                           Incorporation         For the         Incorporation
                          (April 29, 1999)     Period ended           To
                          to September 30,     September 30,      December 31,
                               2000                2000              1999
                              (U.S.$)             (U.S.$)           (U.S.$)


Cash Provided By (Used For):

Operating Activities

Net loss for the period          (28,828)           (27,430)          (1,398)


Adjustment to reconcile net
loss to cash provided by
operations:

-increase in accounts
 payable                              400                  -              400
                              -----------        -----------       ----------
                                 (28,428)           (27,430)            (998)

Financing Activity

Proceeds from the issue of
share capital                      75,000             70,000            5,000
                             ------------        -----------       ----------

Net Cash Provided During The
Period                             46,572             42,570            4,002

Cash-Beginning of Period                -              4,002                -
                             ------------        -----------       ----------

Cash - End of Period               46,572             46,572            4,002
                             ============        ===========       ==========


                         NEVER MISS A CALL INC.
                     (A Development Stage Company)
                   STATEMENT OF SHAREHOLDER'S EQUITY




                                       Additional                 Total
                             Common     Paid-in    Accumulated  Stockholders'
                             Stock      Capital      Deficit      Equity
                           ---------   ----------  -----------  -----------
                             U.S.$        U.S.$       U.S.$        U.S.$


Shares issued                  1,000       4,000            -         5,000


Net loss                                               (1,398)      (1,398)
                            --------    --------    ----------   ----------

Balance December 31, 1999      1,000       4,000       (1,398)        3,602



Shares issued                    700      69,300                     70,000


Net loss                                              (27,430)      (27,430)
                            --------    --------    ----------    ----------

Balance September 30, 2000     1,700      73,300      (28,828)        46,172
                            ========    ========    ==========    ==========


                          NEVER MISS A CALL INC.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
        For the nine month period ended Setember 30, 2000 and the period from Incorporation on April 29, 1999 to December 31, 1999


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has only realized minimal revenue of $1,881 for the period from inception to the quarter ended September 30, 2000, which all consisted of interest income.

Registrant had a net loss of $28,828 for the period from inception to the quarter ended September 30, 2000, resulting in a net loss per share of $.02.

General and administrative expenses for the period from inception to the quarter ended September 30, 2000 were $30,709, and consisted primarily of professional fees in the amount of $9,077, representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended and $14,112, representing Trust and Filing fees.

LIQUIDITY AND CAPITAL RESOURCES

At the quarter ended September 30, 2000 and at the year ended December 31, 1999, Registrant's primary sources of liquidity included cash and cash equivalents of $46,572 and $4,002, respectively. Cash in the bank at the quarter ended September 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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


                             NEVER MISS A CALL, INC.

Dated:	 November 14, 2000      By:/s/ Cal Woodruff, President and
                               Director

Dated:	 November 14, 2000      By:/s/ Robert Gelfand, Secretary,
                               Treasurer, Vice President and Director