Form 10KSB
period 2000-12-31
NEVER MISS A CALL INC
filed 2001-04-09
CIK 1112987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                         Commission File Number 0-30745

                             NEVER MISS A CALL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                                  88-0426807
          ---------------------------                   -----------------
         (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization               Identification No.)


    6340 NW 5th Way
    Fort Lauderdale, FL                             33309
(Address of principal executive offices)          (Zip Code)
 -----------------------------------------------------------------
 Registrant's telephone number, including area code (954) 935-0821


           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                 -----------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ------     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [____]

         The Registrant's revenues for its most recent fiscal year is $2,491 (consisting of only interest income).

         The Registrant is unable to readily ascertain the aggregate market value of the voting stock held by non-affiliates of the Registrant due to the current lack of a trading market.

         As of April 6, 2001 the Registrant had 11,938,104 shares of common stock, par value $.001 per share outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference:

Information Statement filed with the U.S. Securities and Exchange Commission on March 14, 2001 - incorporated by reference in PART I, ITEM 1; PART II, ITEM 5; and PART III, ITEM 13.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS


         Never Miss A Call, Inc., (the "Company" or the "Registrant") was incorporated in the State of Nevada on April 29, 1999. Prior to the consummation of the business combination further described below, the Registrant had offices in Reno, Nevada and Vancouver, British Columbia. The Registrant was formed as a telecommunications services provider, specializing in low-cost voice communications solutions. The Registrant raised a total of $70,000 in an offering pursuant to an exemption under Regulation D, promulgated under the Securities Act of 1933, as amended. Prior to the business combination described below and elsewhere herein, the Registrant's business activities consisted of initial organization and capital formation activities, the development of a franchise model for purposes of enabling a large number of users to share a small number of telephones and commencement of a limited print advertising campaign for its voice-mail services in selected Canadian newspapers. The Company did not generate any revenue from operations for its fiscal year ended December 31, 2000 except for $2,491 in interest income.

RECENT EVENTS

         On April 3, 2001, the Registrant effected a 3.5:1 forward stock split, previously discussed in a Definitive Information Statement mailed to shareholders and filed with the U.S. Securities and Exchange Commission on March 14, 2001. All share amount information contained herein, except where otherwise noted, reflects such forward stock split.

BUSINESS COMBINATION

         On December 21, 2000, the Registrant entered into a Plan of Reorganization and Merger Agreement ("Merger Agreement") with NMC Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Registrant ("NMC"), and Inter-Call-Net Teleservices, Inc., a Florida corporation ("ICN"). Pursuant to the terms of the Merger Agreement, the closing of which occurred on January 26, 2001, NMC merged with and into ICN, the issued and outstanding securities of ICN were canceled, the Registrant issued 4.375 shares (1.25 pre-split shares) of its common stock for every one share of ICN common stock issued and outstanding to the former shareholders of ICN, and formerly outstanding ICN warrants became warrants to purchase shares of the Registrant's common stock on the same conversion basis. The former shareholders of ICN now own approximately 79.5% of the issued and outstanding shares of common stock of Registrant (excluding shares of Registrant's common stock underlying warrants).

         The two persons who were the directors of the Company pre-merger agreed, pursuant to a written consent of directors, to cancel an aggregate of 3,500,000 shares (1,000,000 pre-split shares) held by them effective as of the closing of the above-described merger. As a result, the number of shares of the Company's common stock issued and outstanding post-closing is 11,938,104. In connection with the merger, the officers and directors of ICN have become the officers and directors of the Company.

         ICN was incorporated in the State of Florida on July 30, 1999. Following the merger, the Registrant plans to continue the operations of ICN, as a wholly-owned subsidiary, which currently provides telephone-based (and planned inter-active Internet) customer and marketing support services on an outsourced basis to various businesses, and has relocated its offices to ICN's facilities, located in Fort Lauderdale, Florida.

         While the Registrant is the legal surviving entity, for accounting purposes, the merger between the Registrant and ICN is being treated as a purchase business acquisition of the Registrant by ICN (commonly called a reverse acquisition) and a recapitalization of ICN. ICN is the acquirer for accounting and financial reporting purposes because the former stockholders of ICN received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of the Registrant. As a result of this accounting treatment, ICN will be recapitalized for accounting and financial reporting purposes to reflect the authorized stock of the legal surviving entity. Because ICN is the acquirer for accounting purposes under APB Opinion No. 16, the Registrant's December 31st fiscal year end has been changed to ICN's fiscal year end, June 30th.

INDUSTRY OVERVIEW

         GENERALLY

         The traditional telephone-based customer service and marketing industry is growing and changing as multiple communication channels, such as the Internet, e-mail and fax are now available to consumers. Consumers are today accessing information through these various alternative methods as well as by the telephone. Direct contact with customers via the Internet and the telephone is increasing as more companies appear to realize its benefits, including high response rates, low cost per transaction and direct interaction with customers. The growth of the Internet has created an expanded means of providing customer service, in addition to the telephone which remains the principal means in the industry of providing customer service.

         The Company believes, based upon management's related industry experience and recent industry publications such as the 2001 Report published by the Winterberry Group, an Internet, direct marketing research and consulting firm, that the long-term outlook for outsourcing customer service and marketing, which the Company intends to focus upon, remains favorable and that customer support over the Internet is a developing major trend in the industry.

         CALL CENTERS

         A call center is a facility that processes telecommunications transactions (i.e. telephone calls, e-mails, faxes, Internet chat sessions, both inbound (customer initiated) and outbound (company initiated). Such facility consists of a combination of computer hardware, software and personnel that together can provide many services for the caller, the call center owner and the client. A call center can be an in-house facility, meaning it is owned by the company it services or it can be a service bureau "outsource" facility meaning it provides services for other companies or clients on a fee basis. A call center can be in one location or networked into two or more locations controlled by one or more switches or PBXs (private branch exchange). A call center may have only a few agents (operators) or it may have hundreds of agents answering and making calls.

         SERVICES GENERALLY PROVIDED BY A CALL CENTER

         INBOUND (CUSTOMER INITIATED/VOICE)

         Automated - Typically, the caller hears a message and responds by hitting the appropriate key or if interactive voice recognition ("IVR") is used, a voice command. The combination of messages and responses is called a script. Examples of automated services include:

         (a) Audio Text Answer/Response: Customer calls, responds to script and receives a message, which can be a standard response or can be customized based upon interaction with database.

         (b) Fax on Demand: Customer calls, responds to script and is automatically sent a fax.

         (c) Voice Processing: System captures a voice message and stores it for future retrieval and/or transcription.

         Operator Call Agent Handled - The system determines which number has been called which in turn indicates the initial response of the agent. In some instances, the system detects the caller's number and automatically accesses a database to determine the caller's identity to display on the screen for the agent (screen pop). Example of agent handled services include:

         (a) Order Entry: The agent verifies the caller's identity or collects the information if not already known, and then "captures" the order information. The agent may try to "upsell"or cross sell (i.e. encourage additional sales of related products or services) the caller or pass the caller to another agent for further information.

         (b) Surveys - Polling: The agent proceeds through a script collecting the caller's responses.

         (c) Fund raising: The agent collects the necessary information on the donor and the amount of pledge and method of payment.

         (d) Help Desk - Customer Service: This area of call processing is a diverse and growing segment of the call center business. Such segment of the business covers everything from information gathering and information disbursement to customer complaint and problem resolution.

         INBOUND (INTERNET BASED E-CARE)

         (a) Live Chat: Provides for the ability of customer service representatives, by voice or text to communicate with and respond to various customer inquiries via the internet. The customer service representatives have at their disposal a variety of problem-solving methods, such as related case analysis, diagnostic question and answer and knowledge-based processes. While on-line, the Company's customer service representative has the ability to transfer a page from a customer's website to its client's or prospect's computer screen and, with such "push technology", the customer service representative can display a customer's products, styles and features to up-sell and cross-sell to clients of customers, as well as compare a customer's products with those of competitors. The Company is in the implementation phase of such technology.

         (b) E-mail: Provides for:

               * route and respond to certain types of inbound E-mail messages automatically, thereby avoiding extended involvement of customer service agents and allowing such personnel to handle other more immediate tasks

               * organize groups of E-mail messages in categories determined by content

               * suggest multiple modular responses depending upon the categories in which an inbound mail message may fit

               * close each E-mail automatically with a personalized salutation and signature

               * send a single response in bulk if many customers are requesting the same information


               * attach files and amend modular messages with individually written notes or customer agents can respond live to requests if necessary

               * voice technology includes traditional PBX and VOIP (voice over internet protocol)enabling a call center to receive, route and respond to telephone calls and internet voice chats

         OUTBOUND (COMPANY INITIATED)

         Outbound call processing typically involves a specialized hardware and software package called a predictive dialer. This system automatically dials a predetermined list of telephone numbers, detects if a person has answered (vs. an answering machine) and passes the call to an agent.

         A typical automated application entails the system being provided with a list of numbers to call, calling such numbers and delivering a recorded message, without the use of an agent.

         OPERATOR CALL AGENT HANDLED

         Product Sales: The agent calls a qualified list seeking to sell a particular product or product line. If successful, the agent completes the order or passes the caller on to another agent for completion.

         Lead Generation: The agent calls a qualified list seeking to determine if there is an interest in a particular product or service. If successful, the agent "captures" the information about the lead and forwards such information to a salesperson.

         Client Notification: The agent reaches the appropriate person and delivers a predetermined message.

         Surveys; Polling: The agent utilizes a script and collects the appropriate responses.

PROPRIETARY RIGHTS

         Pursuant to an asset purchase agreement with an unaffiliated third party, ICN purchased such party's URL domain name HELPMENOW.COM and any trademark rights and goodwill that relate to such domain name. Such agreement provides, in summary, for ICN to pay such third party graduated monthly payments, based upon a sliding scale of annual Company gross revenues of up to $1,000 per month. Such agreement generally further provides for its termination in the event of any of the following: the mutual agreement of the parties; at such time as Mr. Scott Gershon is no longer a Company officer, director, or shareholder; in the event of the commencement of voluntary or involuntary bankruptcy proceedings against the Company not subsequently set aside within 90 days of the filing of such bankruptcy filing, and in the event of the Company's failure to pay any required monthly payment within thirty (30) days of the due date thereof, in which event the seller is entitled to the return of the domain name, including any trademark rights and goodwill associated therewith.

GOVERNMENT REGULATION

         Telephone sales practices are regulated at both the Federal and state level. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations and to avoid making calls to those customers. The FCC rules also prohibit the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines. The FCC, private individuals and state attorney generals may seek both injunctive and monetary relief for violation of these FCC rules. Monetary damages may be awarded for the greater of actual damages or $1,500 per offense for willful violation of these rules.

         The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued rules under the TCFAPA. These rules set forth disclosure requirements for telemarketers when placing calls, prohibit deceptive telemarketing acts or practices during solicitation, provide guidelines on collecting payments by check and credit cards, provide restrictions on abusive telephone solicitation practices and promulgate certain record keeping requirements. The FTC, private individuals and state attorney generals may seek both injunctive and monetary damages for violation of these FTC rules. Penalties may range up to $10,000 for each intentional violation of these rules.

         The Company believes that it is in compliance with the TCPA and FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company plans to train its NCRs to comply with the FTC and FCC rules and program its call management system to avoid telephone calls during restricted hours or to individuals maintained on PRC's restricted "do-not-call" list.

         Most states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed by state regulatory agencies prior to soliciting purchasers within that state. Additionally, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds. Penalties for violation of these state telemarketing regulations vary from state to state and include civil as well as criminal penalties. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. In addition, legislation could be introduced in the future with respect to the use of the Internet, including regulations relating to its use in connection with customer care and service. The Company cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the Company or its industry.

COMPETITION

         The industry in which the Registrant, through its wholly-owned subsidiary, operates is very competitive and fragmented. The Registrant's competitors range in size from very small firms offering specialized applications and short-term projects, to large independent firms and the in-house operations of many clients and potential clients, many of whom have substantially greater financial and other resources than the Company. In-house teleservicing and customer service organizations comprise the largest segment of the industry. In addition, some of the Registrant's planned services also compete with other forms of direct marketing such as mailhouses, television, radio and on-line services as well as the Internet.

ENVIRONMENTAL

         The Registrant does not know of any statutory requirements with respect to environmental quality which can be expected to have a material effect upon its capital expenditures, earnings or competitive position.

EMPLOYEES

        As of December 31, 2000, the Registrant had no employees. As of April 6, 2001, the Registrant has approximately 17 full-time employees, 2 consultants and 72 leased employees. The Company has no collective bargaining agreements and believes relations with its employees are good.

ITEM 2.           PROPERTIES

        As of December 31, 2000, the Registrant's executive offices were located at 206-455 Granville Street, Vancouver, B.C., Canada which were rented on a month-to-month basis. The Company also maintained an office in Nevada.

         Subsequent to the business combination, the Registrant relocated all of its offices to ICN's executive offices and sales and marketing facility located at 6340 NW 5th Way, Fort Lauderdale, FL 33309. Such facilities, which comprise approximately 11,556 square feet, are subject to a seven year lease agreement which commenced November 1, 2000. The base rent for such facility is approximately $180,000 annually, subject to annual increases of approximately five percent.

        The Registrant post-merger also maintains a sales and marketing facility at 347 South State Road 7, Margate, FL 33068. Such facility, which aggregates approximately 7,600 square feet, is subject to a four year lease which commenced on April 1, 2000 and which terminates March 31, 2004. The total rent is approximately $84,000 annually, subject to annual increases of five percent.

        The Registrant believes that its facilities are adequate for its current operations, and for its planned operations for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

        The Company is not presently a party to any litigation, nor to the knowledge of management, is any litigation threatened against the Company which may materially affect the Company

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Registrant's common stock is listed for trading on the Over-The-Counter Bulletin Board ("OTCBB") (Symbol "NVRM"), which is regulated by the National Association of Securities Dealers, Inc. ("NASD"). The Registrant's common stock was approved for listing by NASD Regulation, Inc. on May 31, 2000. To the Registrant's knowledge, there has been no public trading of the Registrant's common stock on the OTCBB since its listing on the OTCBB.

         As of April 6, 2001, there were approximately 191 common stockholders of record. The Registrant has not paid dividends on its Common Stock and it intends to retain its cash flow from operations for the future operation and development of its business.

        During January 2000, the Registrant sold an aggregate of 1,225,000 shares (350,000 pre-split shares) of the Company's common stock, $.001 par value per share for aggregate gross proceeds of $35,000 pursuant to Regulation D under the Securities Act of 1933, as amended (the "Act"). Such share issuances were part of an offering pursuant to a registration statement filed with and declared effective by the Office of the Secretary of State, State of Nevada on August 24, 1999, and otherwise exempt from registration under the Act, initiated in the latter part of 1999, whereby, inclusive of the shares sold in January 2000, the aggregate number of shares sold totaled 2,450,000 (700,000 shares pre-split) and the aggregate number of investors totaled 35.

ITEM 6.           PLAN OF OPERATION

        This report on Form 10-KSB and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Forward-looking statements generally are accompanied by words such as"anticipate," "believe," "estimate," "expect," "intend," "plan," "project,""potential" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include economic and market factors affecting the Company and/or its customers, the impact of competitive services and pricing, customer demand and market acceptance, possible reliance on a limited number of large customers and significant suppliers, the Company's ability to obtain additional working capital from operations and/or other sources as required or otherwise desired, its ability to manage growth and implement its business strategy, which includes possible acquisitions and their integration into the Company's operations. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

         The Registrant's primary objectives over approximately the next twelve
(12) months from the date hereof and following the merger described elsewhere herein, include the continued servicing of its existing and new customer accounts, hiring and training additional in-house telemarketing representatives (whom the Company refers to as "Net Service Representatives" ("NSRs")) and additional related supervisory personnel, and engaging in sales and marketing efforts to attract additional clientele. To a lesser extent, the Company may also seek to engage in select acquisitions of similar businesses for cash and/or securities as a further method to also increase its client base. The Registrant currently believes that its current cash on hand, together with current and, based upon current discussions with prospective customers, anticipated revenues from operations, will satisfy its cash requirements for approximately the next twelve months. No assurances are given, however, that the Company is correct in its belief as its current revenues are limited and the slowing U.S. economy may have the effect of causing prospective customers with whom the Company is presently in discussions, as well as other prospective customers, to limit, reduce and/or eliminate their planned expenditures for outsourced customer service and marketing activities. In such event, the Company may be required, or otherwise in its discretion, seek to raise additional capital from time to time over such period for additional working capital and related corporate purposes.

         Over approximately the next twelve months, the Registrant does not intend to engage in product research and/or development.

         While no assurances are given, the Registrant does not anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve months as it believes it has purchased and or leased substantially all of the hardware/software currently deemed necessary to conduct its current and prospective business operations over such period. It is expected that the Registrant's current number of employees, approximately 89 (including leased employees), may significantly increase, from time-to-time, during the course of the year as client campaigns may be undertaken to meet the staffing requirements associated therewith. Such employees are expected to include a combination of full-time, part-time and leased personnel.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required by this item are incorporated by reference. The index to the financial statements is located beginning on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 20, 2001, pursuant to a written consent of the Board of Directors of the Registrant, the President of the Registrant informed DeVisser & Company that they were being dismissed as the independent accountant for the Registrant. DeVisser & Company was the accountant to the Registrant for the period from its inception through the date of dismissal. During the period preceding the dismissal of DeVisser & Company, there were no disagreements regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DeVisser & Company, would have caused DeVisser & Company to make reference to the subject matter of the disagreements in connection with any reports it might have issued on the financial statements of the Registrant. The Registrant requested that DeVisser &Company furnish it with a letter addressed to the U. S. Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated February 20, 2001, has been filed as an exhibit to the Registrant's Form 8-K which was filed with the U.S.

Securities and Exchange Commission on February 21, 2000 and is incorporated herein by reference.

         Effective February 20, 2001, the Company engaged Ahearn, Jasco +Company, P.A., Certified Public Accountants, as the Registrant's independent public accountants. The appointment of Ahearn, Jasco + Company, P.A. was approved by the Company's Board of Directors. Ahearn, Jasco + Company, P.A. serves as the auditors for ICN, a wholly-owned subsidiary of the Registrant.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The officers and directors of the Company through the fiscal year end and immediately prior to the closing of the business combination, and further information concerning them are as follows. Directors are elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board:


Name                           Age                  Position

Cal Woodruff                   38                   President, CEO and Director

Robert Gelfand                 35                   Executive V.P., Secretary,
                                                    Treasurer and Director

         Cal Woodruff has been the President, CEO and a Director of the Company since inception. Since 1996, he has also been the Coordinator of DERA Voice Mail Service for DTE Residents Association in Vancouver, B.C., Canada, where he created a successful low-cost voice mail system for individuals without telephones from the ground up, one of only two such systems in Canada. From 1997 to 1999, he was a Computer Trainer for Neil Squire Foundation in Burnaby, B.C., Canada, where he trained mentally and physically disabled people on various aspects of computer usage. In 1997, he was also a Contract Programmer for Norsat International of Surrey, B.C., Canada, where he developed custom file comparison programs in Canada for Intel format binary files.

         Robert Gelfand has been the Executive Vice President, Secretary, Treasurer and a Director of the Company since inception. From July 1996 to the present, he has also been an owner of Star Asia Capital Group Co. Ltd., a venture capital Company located in Bangkok. From September 1997 to June, 1998, he was an officer, director and principal shareholder of Golf Innovations Corp., a publicly-traded Nevada corporation engaged in the business of marketing and distributing golf-related products. From August 1998 to April 1999, he was an officer, director and principal shareholder of Pac-Rim Consulting, Inc., a publicly-traded Nevada corporation engaged in the business of real estate consulting. From August 1997 to January 1999, he was an officer, director and principal shareholder of Meximed

Industries, Inc., a publicly-traded Nevada corporation engaged in the business of distributing medical products. From January 1995 to June, 1996, he was a self-employed financial consultant and from October 1991 to January 1995, he was a Partner and Managing Director of Mountain Sharpshooters, a photography Company in Whistler, B.C., Canada. He graduated from the University of British Columbia in 1989 with a Bachelor's Degree in Commerce(Finance) and holds a Chartered Financial Analyst ("CFA") designation.

         The officers and directors of the Company immediately subsequent to the closing of the business combination, and currently, and further information concerning them are as follows:


Name                         Age                       Position

Scott Gershon                43               Chairman of the Board, Director
                                                Chief Executive Officer and
                                                President

Paul Cifaldi                 59               Director, Chief Operating Officer

         Mr. Scott Gershon, ICN's founder, has been ICN's Chairman of the Board, Director, Chief Executive Officer and President since its inception. Mr. Gershon has also been Vice President of The Gershon Group, Inc., an interior design firm located in North Miami Beach, Florida with whom he has been affiliated since 1977 and with whom Mr. Gershon may provide consulting services to on a part-time basis. During 1997, Mr. Gershon was engaged to consult with M2 Communications, Inc., a direct marketing Company then located in North Miami Beach, Florida, where, working together with Lucent Technologies personnel, he was responsible for successfully purchasing, installing, and implementing operations of CTI (computer telephone) equipment. From 1996 to 1997, Mr. Gershon was a limited partner in Joyride Partnership, a direct marketing Company and call center operator then located in Miami, Florida which also engaged in the production of television commercials and print advertising. In such capacity, Mr. Gershon was responsible for managing in excess of 300 personnel involved in handling inbound and outbound calls. From 1994 to 1997, Mr. Gershon was engaged as a consultant to Inphomation Communications Inc., a direct marketing Company then located in Baltimore, Maryland, involved in the production of television infomercials where he provided creative and management services. For the past four years, Mr. Gershon has attended and continues to attend numerous courses and trade shows in the computer telephony industry.

         Mr. Paul Cifaldi has been a Director and ICN's Chief Operating Officer since its inception and devotes full time to the business and affairs of ICN in such latter capacity. From approximately 1996 to 1999, Mr. Cifaldi was the President and sole owner of Direct Marketing Services, a consulting firm which he founded located in Hilton Head, South Carolina. Clients of such firm included American Express, Spiegel Catalog, Access Systems, Information, Inc., Sea Pines and Storage Technology. Mr. Cifaldi has over 30 years of systems experience from PC's to main frames. Recently, Mr. Cifaldi was involved as a consultant to management in the commencement and operation of call centers in Melbourne and Fort Lauderdale, Florida dealing with mortgage applications, surveys, appointment scheduling and database management enhancement. His systems career started in banking with Chemical Bank in approximately 1963. He next worked for Honeywell Inc. from approximately 1966 to 1971 where he installed mainframe systems. Following such position, Mr. Cifaldi was employed with Datatron in the service bureau business from approximately 1968 to 1970 where he first became familiar with database technology, servicing magazine publishers with an aggregate of approximately 30 million subscribers. He next ran the Data Center for Board of Cooperative Education Services, an educational service bureau, from approximately 1970 to 1975 providing service to 30 school districts on Long Island, New York. From there, Mr. Cifaldi was recruited by Avon Corporation in approximately 1976 to become Vice President of Information Systems and set up a catalog system for a women's clothing subsidiary called Fashions by Avon. In this capacity he ran his first call center and was a pioneer in database technology for cataloging operations. Mr. Cifaldi brings to the Company a wealth of knowledge in technology issues and the unique ability to effectively communicate with top management and technicians alike on solutions to highly technical problems. He has run service bureaus on a 24 hour 7 day a week basis and is aware of the need to provide service to the client while doing so as efficiently and economically as possible.

KEY EMPLOYEES

         George Pacinelli has been an employee of the Company since the consummation of the business combination and prior thereto, served as a full-time employee of ICN from January 1, 2001. From July 1, 2000 through December 31, 2000, Experience Total Communications, Inc.("ETC"), a consulting company of which Mr. Pacinelli was President, served as a paid consultant on a part-time basis to ICN. From approximately April 1998 to June 2000, Mr. Pacinelli served as President of ETC, a telecommunications consulting company located in Weston, Florida, which provided various consulting services, including assistance in negotiating and contracting for voice, data, and wireless communications products and services, structuring computer telephony platforms, and coordination and assistance with the design, specification and implementation of various communications products and services for new buildings/construction and for existing facilities, to various businesses. From June 1996 to March 1998, Mr. Pacinelli was Vice President of Sales for Claricom, a provider of telecommunications products and services, including call center solutions, located in Milford, Connecticut. Mr. Pacinelli's responsibilities at such organization included the management and supervision of numerous district sales offices in the southeast region of the U.S. and the design, development and implementation of marketing campaigns. Prior thereto, from 1994 to mid-1996, Mr. Pacinelli was Regional Sales Manager of Executone Business Solutions, Inc., also a provider of various telecommunications products and services, including call center solutions, where he had overall responsibility for such firm's State of Florida sales and marketing efforts.

COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16 of the Exchange Act requires the Registrant's directors and certain of the Registrant's officers, and persons who own more than 10% of the Registrant's common stock, to file initial reports of ownership and reports of changes in ownership with the U. S. Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by U. S. Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Registrant believes that during its fiscal year ended December 31, 2000, Messrs. Gelfand and Woodruff did not file Forms 3, 4 and/or 5.

ITEM 10.          EXECUTIVE COMPENSATION

         No officer or director of the Company, pre-merger, has received any cash remuneration since the Company's inception, and none received or accrued any remuneration through the December 31, 2000 fiscal year end. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity through the December 31, 2000 fiscal year end.

         Directors, officers, employees and consultants will be eligible to participate in the Company's 2001 Stock Option Plan which authorizes the grant of up to 1,500,000 shares of the Company's common stock.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock as of April 6, 2001 by: (i) each of the Registrant's officers and directors,
(ii) each person who is known by the Registrant to own beneficially more than 5% of the outstanding shares of Common Stock, and (iii) all of the Registrant's officers and directors as a group:

                                                                                        Percentage

Name and Address of                         Number of Shares                            Ownership
Beneficial Owner(1)                         Beneficially Owned(2)                       of Class(2)
-------------------                         ---------------------                       -----------
Scott Gershon (3)                             3,062,000(3)                                 26%
 c/o Company
Paul Cifaldi (4)                                218,750(4)                                  2%
 c/o Company
The Farrington Family Trust
H. Roy Farrington, Trustee (5)                1,225,000(5)                                 10%
 7902 40th Street, NW
 Gig Harbor, WA 98335
Pedro Yenidjeian                                656,250                                   5.5%
 c/o Dubo Enterprises, Inc.
 8000 Governors Square Blvd.
 Suite 404
 Miami Lakes, FL 33016
Officers and directors
  as a group (2 people) (6)                   3,281,250(6)                                 28%

(1) Unless otherwise indicated, the Registrant believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by each such person.

(2) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options or conversion of convertible debt. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised or converted.

(3) Mr. Gershon is the Chief Executive Officer, President, Secretary, Treasurer and a Director of the Company.

(4)      Mr. Cifaldi is Chief Operating Officer and a Director of the Company.

(5) Consists of 787,500 shares of Common Stock, and warrant to purchase 437,500 shares of Common Stock at an exercise price of $.57143 per share.

(6)      See footnotes (1)-(4) above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of the Company's Chief Executive Officer and President, and Chief Operating Officer is currently compensated at the aggregate rate of $208,000 and $88,400, respectively, per annum; it is anticipated that each of such persons will continue to be compensated at such annual rates through the Company's new fiscal year end, June 30th.

         On or about February 12, 2001, the Registrant repurchased 175,000 shares (50,000 pre-split shares) of the Company's common stock from The Farrington Family Trust, H. Roy Farrington, Trustee for $200,000 in the aggregate, which is equal to the amount initially paid for such shares.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.       Financial Statements:
         The index to the 2000 and 1999 Financial Statements is set forth on page F-1 of this report.

2.       Exhibits

Exhibit Number                      Description


2.1 Plan of Reorganization and Merger Agreement dated December 21, 2000 between the Registrant, NMC Acquisition Corp. and ICN. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 22, 2001.

3.1 Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-SB, as amended, filed with the Securities and Exchange Commission on November 8, 2000

4.1 Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-SB, as amended, filed with the Securities and Exchange Commission on November 8, 2000

4.2      Certificate of Amendment to Articles of Incorporation dated March 28,
         2001.

4.3      Form of Never Miss A Call, Inc. Common Stock Certificate

4.4      Form of Never Miss A Call, Inc. Common Stock Purchase Warrant

10.1 Asset Purchase Agreement dated February 2000 by and between Inter-Call-Net Teleservices, Inc. and Barbara Hoffman re: HelpMeNow.Com domain name

10.2 2001 Stock Option Plan. Incorporated by reference to Exhibit E to the Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on March 14, 2001

10.3 Master Lease Agreement dated June 2, 2000 by and between Cisco Systems Capital Corp. and Inter-Call-Net Teleservices, Inc.*

10.4 Service Agreement dated March 31, 2000 by and between Contact Management Solutions, Inc. ("CSC")and Inter-Call-Net Teleservices, Inc. re: At&T Outbound Customer Service and Verification*

10.5 Lease Agreement dated August 2, 2000 between Hewlett-Packard Company and Inter-Call Net Teleservices, Inc.*

10.6 Agreement dated July 19, 2000 by and between MCI Worldcom Communications, Inc. and Inter-Call-Net Teleservices, Inc.*

10.7 Agreement dated May 20, 2000 by and between Business Telecom, Inc. and Inter-Call-Net Teleservices, Inc.*

10.8 Lease Agreement dated August 31, 2000 by and between Unum Life Insurance Company of America and Inter-Call-Net Teleservices, Inc.


* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

10.9 Lease Agreement dated April 1, 2000 by and between Southgate Plaza, Inc. and Inter-Call-Net Teleservices, Inc.

16.1 Letter dated February 20, 2001, from DeVisser & Company to the Securities and Exchange Commission regarding the change in Registrant's certifying accountant. Incorporated by reference to Exhibit 16 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 21, 2001

21.1     Inter-Call-Net Teleservices, Inc., a Florida corporation

(b) Reports on Form 8-K

         During the last quarter of its fiscal year, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


         In accordance with Section 13 or 15(d)of the Securities Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                  NEVER MISS A CALL, INC.



                                  By:/s/ Scott Gershon
                                     ---------------------------------------
                                     Scott Gershon, Chief Executive Officer

Dated:   April 9, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


SIGNATURE                         TITLE                              DATE

/s/ Scott Gershon         Chairman of the Board,                 April 9, 2001
-----------------         Director, Chief Executive
                          Officer, President, Chief
                          Financial and Accounting Officer


/s/ Paul Cifaldi          Director, Chief Operating              April 9, 2001
----------------          Officer

                             NEVER MISS A CALL, INC.

                          (A development stage company)







                                TABLE OF CONTENTS
                                -----------------


                                                                                                           Page
                                                                                                           ----

         INDEPENDENT AUDITORS' REPORT                                                                       F-2
         ----------------------------

         FINANCIAL STATEMENTS
         --------------------

                    Balance Sheet, December 31, 2000                                                        F-3

                    Statement of Operations for the Year Ended December 31, 2000                            F-4

                    Statement of Stockholders' Equity for the Year Ended December 31, 2000                  F-5

                    Statement of Cash Flows for Year the Ended December 31, 2000                            F-6

         NOTES TO FINANCIAL STATEMENTS                                                              F-7 to F-10
         -----------------------------




         AUDITORS' REPORT                                                                                  F-11
         ----------------

         FINANCIAL STATEMENTS
         --------------------

                    Balance Sheet, December 31, 1999                                                       F-12

                    Statement of Operations for the initial period Ended December 31, 1999                 F-13

                    Statement of Stockholders' Equity for the initial period Ended December 31, 1999       F-14

                    Statement of Cash Flows for the initial period Ended December 31, 1999                 F-15

         NOTES TO FINANCIAL STATEMENTS                                                             F-16 to F-17
         -----------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Never Miss A Call, Inc.

We have audited the accompanying balance sheet of Never Miss A Call, Inc. (the "Company"), a development stage company, as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Never Miss A Call, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended conformity with accounting principles generally accepted in the United States.


                                             /s/ Ahearn, Jasco + Company, P.A.
                                             -----------------------------------
                                             AHEARN, JASCO + COMPANY, P.A.
                                             Certified Public Accountants

Pompano Beach, Florida
March 6, 2001 (except for Note 5(b)
     for which the date is April 3, 2001)

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000
================================================================================





                                     ASSETS
                                     ------


CASH AND CASH EQUIVALENTS                                              $ 42,866
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITY - Accounts payable                                   $  1,682
                                                                       --------


STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value; 25,000,000 shares
    authorized; 5,950,000 shares issued and outstanding                   5,950
   Additional paid-in capital                                            69,050
   Deficit accumulated during the development stage                     (33,816)
                                                                       --------

          TOTAL STOCKHOLDERS' EQUITY                                     41,184
                                                                       --------

          TOTAL                                                        $ 42,866
                                                                       ========



                       See notes to financial statements.

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================



REVENUE - Interest income                                           $     2,491

GENERAL AND ADMINISTRATIVE EXPENSES                                      34,909
                                                                    -----------

          LOSS BEFORE INCOME TAX PROVISION                              (32,418)

PROVISION FOR INCOME TAXES                                                   --
                                                                    -----------

          NET LOSS                                                  $   (32,418)
                                                                    ===========




PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted         $    (0.006)
                                                                    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                                   5,849,312
                                                                    ===========





                       See notes to financial statements.

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================

                                                                                Deficit
                                                                              Accumulated
                                                               Additional      during the
                                                 Common         Paid-in       Development
                                                 Stock          Capital          Stage             Total
                                                --------        --------        --------         --------


STOCKHOLDERS' EQUITY, January 1, 2000           $  3,500        $  1,500        $ (1,398)        $  3,602

Sale of 2,450,000 shares of common stock           2,450          67,550              --           70,000

Net loss                                              --              --         (32,418)         (32,418)
                                                --------        --------        --------         --------

STOCKHOLDERS' EQUITY, December 31, 2000         $  5,950        $ 69,050        $(33,816)        $ 41,184
                                                ========        ========        ========         ========








                       See notes to financial statements.

                                     NEVER MISS A CALL, INC.
                                  (A development stage company)
                                     STATEMENT OF CASH FLOWS
                              FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(32,418)
   Item not affecting cash flow from operations -
     Increase in accounts payable                                         1,282
                                                                       --------

          NET CASH USED IN OPERATING ACTIVITIES                         (31,136)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock                                                 70,000
                                                                       --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                      38,864

          CASH AND CASH EQUIVALENTS AT JANUARY 1, 2000                    4,002
                                                                       --------

          CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2000               $ 42,866
                                                                       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                              $     --
                                                                       ========
   Cash paid for income taxes                                          $     --
                                                                       ========




                       See notes to financial statements.

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      General
      -------
               Never Miss A Call, Inc. was incorporated in the State of Nevada on April 29, 1999. The Company, a development stage enterprise, was formed to provide low-cost telecommunication services. It has primarily engaged in developing its business plan, and acquiring assets to begin its business operations. In November 2000, a subsidiary was formed to facilitate a merger, which closed in January 2001 (see Note 5). This subsidiary was inactive through December 31, 2000. Never Miss A Call, Inc. and its subsidiary are collectively called the "Company."
               The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

      Development Stage Operations, and Going Concern Considerations
      --------------------------------------------------------------
               The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in its development stage. Management recognizes that the Company must generate capital and/or revenue resources to enable it to continue operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      Use of Estimates
      ----------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Organization Costs and Start-up Expenses
      ----------------------------------------
               In accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities", organization costs and start-up expenditures are being expensed as incurred.

      Fair Value of Financial Instruments
      -----------------------------------
               Cash and accounts payable are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

      Statement of Comprehensive Income
      ---------------------------------
               A statement of comprehensive income has not been included, per SFAS No. 130, "Reporting Comprehensive Income", as the Company has no items of other comprehensive income.

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------


      Cash and Cash Equivalents
      -------------------------
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

      Income Taxes
      ------------
               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
               Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes and franchise taxes are expensed as paid.

      Net Loss per Share
      ------------------
               The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board of Opinion No. 15, "Earnings per Share."

      New Accounting Pronouncements
      -----------------------------
               In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No.
      137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000. The Company must adopt this standard no later than January 1, 2001. The Company does not expect the adoption of this standard to have any impact on results of operations, financial position or cash flows.


NOTE 2 - STOCKHOLDERS' EQUITY
-----------------------------

               The Company has authorized stock of 25,000,000 shares of common at $0.001 par value. During 2000, the Company issued 2,450,000 shares of its common stock, through an offering exempt from securities registration, and obtained $70,000 for use as working capital.

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================


NOTE 3 - INCOME TAXES
---------------------

               A summary of the provision for income taxes for the year 2000 is as follows:

           Currently payable                                     $         --
           Deferred benefit                                            11,300
           Less:  Valuation allowance                                 (11,300)
                                                                 ------------

               Provision for income taxes                        $         --
                                                                 ============

               Net deferred tax assets at December 31, 2000 are as follows:

Available net operating loss carryovers                          $     11,800
Less:  Valuation allowance                                            (11,800)
                                                                 ------------

               Net deferred tax assets                           $         --
                                                                 ============

               The Company has used an estimated combined federal and state tax rate of 35% for all deferred tax computations. There are no significant deferred tax liabilities. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized.

               The Company has available tax net operating carryovers ("NOLs") as of December 31, 2000 of approximately $33,800. The NOL's will expire beginning in 2019. Certain provisions of the tax law may limit the NOL carryforwards available for use in any given year in the event of a significant change in ownership interest.



NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

               For the year ended December 31, 2000, basic and diluted weighted average common shares outstanding include only common shares outstanding, as there are no common stock equivalents. A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of the weighted average common shares outstanding is shown below:

               Common shares outstanding at December 31, 2000         5,950,000
               Effect of weighting                                     (100,688)
                                                                     ----------

               Weighted average common shares outstanding             5,849,312
                                                                     ===========

                             NEVER MISS A CALL, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
================================================================================


NOTE 5 - SUBSEQUENT EVENT
-------------------------

               (a) MERGER -- On December 21, 2000, the Company and its subsidiary entered into a Plan of Reorganization and Merger Agreement (the "Merger Agreement") with Inter-Call-Net Teleservices, Inc., a Florida corporation ("ICN"). Pursuant to the terms of the Merger Agreement, the closing of which occurred on January 26, 2001, the Company, through the subsidiary, merged with ICN. The Company issued 1.25 shares of its common stock for every one share of ICN common stock, and formerly outstanding ICN warrants became warrants to purchase shares of the Company's common stock on the same conversion basis. The former shareholders of ICN, after the merger, own approximately 79.5% of the issued and outstanding shares of common stock of the Company, excluding shares of common stock underlying warrants.
               The two persons who were the directors of the Company pre-merger agreed, pursuant to a written consent of directors, to cancel an aggregate of 3,500,000 shares held by them effective as of the closing of the above-described merger. As a result, the number of shares of the Company's common stock issued and outstanding post-closing is 11,938,104, after affecting the stock split as described in note 5 (b) below. In connection with the merger, the officers and directors of ICN have become the officers and directors of the Company.
               Although the Company is the legal surviving corporation, for accounting purposes, the merger will be treated as a purchase business acquisition of the Company by ICN (a reverse merger) and a re-capitalization of ICN. The Company will be considered as the acquired entity for accounting purposes because the former stockholders of the Company received a smaller portion of the common stockholder interests and voting rights than those retained by the former of stockholders of ICN.

               (b) STOCK SPLIT -- On April 3, 2001, the Company completed a 3.5 for 1 forward split of the common stock. The issued shares of the Company, as well as all other share and per share amounts presented in these financial statements, have been adjusted accordingly.

                         D E V I S S E R & C O M P A N Y
                              CHARTERED ACCOUNTANTS
                          401 - 905 West Pender Street
                              Vancouver, BC Canada
                                     V6C 1L6

                               Tel: (604) 687-5447
                               Fax: (604) 687-6737


AUDITORS' REPORT

To the Shareholders of Never Miss A Call, Inc.

We have audited the balance sheet and statement of shareholder's equity of Never Miss A Call, Inc., as at December 31, 1999 and the statements of operations and cash flows for the period from the date of incorporation on April 29, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position and shareholder's equity of the Company as at December 31, 1999, and the results of its operations and its cash flows for the period from the date of its incorporation on April 29, 1999 to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"De Visser & Company"
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
February 15, 2000

                            Never Miss A Call, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                     As at



                                                                     December 31
                                                                        1999
                                                                        (US$)
                                   A S S E T S

Current
Cash                                                                    $ 4,002
                                                                        =======



                              L I A B I L I T I E S

Current
Accounts payable                                                        $   400
                                                                        -------




                      S T O C K H O L D E R S'  E Q U I T Y

Share Capital (note 4)

    Authorized: 25,000,000 common shares, par value $0.001
    per share, issued: 3,500,000 common shares                          $ 5,000
    Deficit accumulated during the
    Development Stage                                                    (1,398)
                                                                        -------
                                                                          3,602
                                                                        -------
                                                                        $ 4,002
                                                                        =======

                             Never Miss A Call, Inc.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS AND DEFICIT
    For the Period from Incorporation on April 29, 1999 to December 31, 1999





                                                                   Incorporation
                                                                         to
                                                                    December 31
                                                                        1999
                                                                        (US$)


General and Administrative Expenses:

Bank charges                                                        $         5

Miscellaneous                                                               533

Professional fees                                                           400

Trust and filing                                                            460
                                                                    -----------

Loss for the period                                                      (1,398)

                                                                    -----------

Deficit-end of period                                               $    (1,398)
                                                                    ===========

Weighed average number
of shares outstanding                                                 2,224,656
                                                                    ===========

Loss per share, basic and diluted                                   $     (0.00)
                                                                    ===========

                             Never Miss A Call, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Period from Incorporation on April 29, 1999 to December 31, 1999



                                                                   Incorporation
                                                                       to
                                                                    December 31
                                                                       1999
                                                                      (US$)


Cash Provided By (Used For):

Operating Activities

Net loss for the period                                               $(1,398)

Adjustment to reconcile net loss to
cash provided by operations;
- increase in accounts payable                                            400
                                                                      -------
                                                                         (998)

Financing Activity

Proceeds from the issue of share capital                                5,000
                                                                      -------

Net Cash Provided During The Period                                     4,002
Cash - Beginning of Period                                                  0
                                                                      -------
Cash - End of Period                                                  $ 4,002
                                                                      =======

                             Never Miss A Call, Inc.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDER'S EQUITY




                                                                       Total
                       Common        Additional     Accumulated    Stockholders'
                       Stock      Paid-in Capital     Deficit         Equity
                      -------     ---------------   -----------    ------------
                        US$              US$            US$              US$




Shares issued         $ 3,500         $ 1,500              --          $ 5,000


Net loss                   --              --         $(1,398)          (1,398)
                      -------         -------         -------          -------
Balance
December 31, 1999     $ 3,500         $ 1,500         $(1,398)         $ 3,602
                      =======         =======         =======          =======

                             Never Miss A Call, Inc.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

For the period from Incorporation on April 29, 1999 to December 31, 1999

1.   THE CORPORATION AND ITS BUSINESS

Never Miss A Call, Inc. was incorporated in the State of Nevada, United States of America on April 29, 1999 under the Nevada Revised Statutes, Chapter 78, Private Companies.

The Company has offices in Reno, Nevada, USA and Vancouver, British Columbia, Canada. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted Accounting Principles.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

    1. The Company uses the accrual method of accounting.

    2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the period and diluted loss per share are the same for all periods presented.

    3. The Company has not yet adopted any policy regarding the payment of dividends. No dividends have been paid since inception.

3.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

4.   SHARE CAPITAL

     Authorized

The authorized share capital consists of 25,000,000 shares of common stock with a par value of $0.001.

     Issued

3,500,000 common shares were issued during 1999 for consideration of $5,000.