Form 10QSB
period 2001-03-31
INTERCALLNET INC
filed 2001-05-21
CIK 1112987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                         Commission File Number 0-30745

                               INTERCALLNET, INC.
              ----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Florida                                                   88-0426807
 ---------------------------                                  -----------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization                             Identification No.)


                                 6340 NW 5th Way
                            Fort Lauderdale, FL 33309
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 315-3100
        -----------------------------------------------------------------
                           (Issuer's telephone number)

           NEVER MISS A CALL, INC. - December 31 (former fiscal year)
        -----------------------------------------------------------------
        (Former name and former fiscal year if changed since last report)

The number of shares outstanding of the issuer's common stock as of May 18, 2001 was 11,813,851.

Transitional Small Business Disclosure Format (Check One:)

         Yes        No   X
            ------    ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  a) Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000.

                  b) Consolidated Statements of Operations (Unaudited) for the nine months and three months ended March 31, 2001 and March 31, 2000.

                  c) Consolidated Statement of Stockholders' Equity for the period July 30, 1999 (date of incorporation) through June 30, 2000 and for the nine months ended March 31, 2001 (Unaudited).

                  d) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2001 and March 31, 2000.

                  e)       Notes to Consolidated Financial Statements

Part I: Financial Information
     Item 1. Financial Statements

                               INTERCALLNET, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 (unaudited) AND JUNE 30, 2000
================================================================================


                                                                                   (Unaudited)
                                                                                     March 31          June 30,
                                                                                      2001              2000
                                                                                  -----------        -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 1,529,815        $   844,727
   Accounts receivable                                                                205,924            115,790
   Prepaid expenses and other assets                                                  111,947             48,240
                                                                                  -----------        -----------

          TOTAL CURRENT ASSETS                                                      1,847,686          1,008,757

PROPERTY AND EQUIPMENT, net                                                         1,222,583            145,930

INTANGIBLE ASSETS, net                                                                671,758            347,478

SECURITY DEPOSITS                                                                      53,120            114,288
                                                                                  -----------        -----------

          TOTAL                                                                   $ 3,795,147        $ 1,616,453
                                                                                  ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $   257,192        $    82,938
     Line of credit                                                                   100,000                 --
     Current portion of capital lease                                                 101,064                 --
     Current portion of note payable                                                   40,008             36,471
                                                                                  -----------        -----------

          TOTAL CURRENT LIABILITIES                                                   498,264            119,409
                                                                                  -----------        -----------

CAPITAL LEASE, less current portion                                                    24,334                 --
NOTE PAYABLE, less current portion                                                     52,947             83,529
                                                                                  -----------        -----------

          TOTAL LIABILITIES                                                           575,545            202,938
                                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value; 2,000,000 shares authorized;                        --                 --
       zero shares issued and outstanding
   Common stock, $0.0001 par value; 50,000,000 shares authorized;
        11,792,854 and 4,900,210 shares issued and outstanding, at
        March 31, 2001 and June 30, 2000, respectively                                 1,180                491
   Additional paid-in capital                                                       5,613,148          1,935,234
   Deficit accumulated during the development stage                                (2,394,726)          (522,210)
                                                                                  -----------        -----------

          STOCKHOLDERS' EQUITY, NET                                                 3,219,602          1,413,515
                                                                                  -----------        -----------

          TOTAL                                                                   $ 3,795,147        $ 1,616,453
                                                                                  ===========        ===========

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED MARCH 31, 2001 and
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH MARCH 31, 2000
================================================================================

                                                                                                              (Unaudited)
                                                                                                              Cumulative
                                                                                                            from inception
                                                                      (Unaudited)         (Unaudited)           through
                                                                        March 31,           March 31,           March 31,
                                                                          2001                2000                2001
                                                                       -----------         -----------         -----------
REVENUE                                                                $   739,476         $        --         $ 1,008,165
                                                                       -----------         -----------         -----------

EXPENSES:
     Payroll and related costs                                           1,138,420                  --           1,465,290
     Start up expenses                                                          --             237,223             202,613
     Facilities expenses                                                   393,593                  --             465,774
     Professional fees                                                     617,019                  --             715,310
     Depreciation and amortization                                         264,499                  --             282,080
     General and administrative                                            259,228                  --             351,279
                                                                       -----------         -----------         -----------

          TOTAL EXPENSES                                                 2,672,759             237,223           3,482,346
                                                                       -----------         -----------         -----------

LOSS FROM OPERATIONS                                                    (1,933,283)           (237,223)         (2,474,181)

OTHER INCOME (EXPENSE):
     Interest expense                                                      (12,386)                 --             (12,386)
     Interest income                                                        73,153              10,609              91,841
                                                                       -----------         -----------         -----------

           OTHER INCOME, net                                                60,767              10,609              79,455

          LOSS BEFORE PROVISION FOR INCOME TAXES                        (1,872,516)           (226,614)         (2,394,726)

PROVISION FOR INCOME TAXES                                                      --                  --                  --
                                                                       -----------         -----------         -----------

          NET LOSS                                                     $(1,872,516)        $  (226,614)        $(2,394,726)
                                                                       ===========         ===========         ===========


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted            $     (0.20)        $     (0.21)
                                                                       ===========         ===========
   Weighted average number of shares outstanding                         9,215,860           1,098,375
                                                                       ===========         ===========


          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
================================================================================

                                                                            (Unaudited)            (Unaudited)
                                                                              March 31,              March 31,
                                                                                2001                   2000
                                                                            -----------             -----------
REVENUE                                                                     $   242,361             $        --
                                                                            -----------             -----------

EXPENSES:
     Payroll and related costs                                                  383,658                      --
     Start up expenses                                                               --                 237,223
     Facilities expenses                                                        167,954                      --
     Professional fees                                                           90,856                      --
     Depreciation and amortization                                              140,250                      --
     General and administrative                                                  86,634                      --
                                                                            -----------             -----------

          TOTAL EXPENSES                                                        869,352                 237,223
                                                                            -----------             -----------

LOSS FROM OPERATIONS                                                           (626,991)               (237,223)

OTHER INCOME (EXPENSE):
     Interest expense                                                            (3,476)                     --
     Interest income                                                             15,119                  10,609
                                                                            -----------             -----------

           OTHER INCOME, net                                                     11,643                  10,609

          LOSS BEFORE PROVISION FOR INCOME TAXES                               (615,348)               (226,614)

PROVISION FOR INCOME TAXES                                                           --                      --
                                                                            -----------             -----------

          NET LOSS                                                          $  (615,348)            $  (226,614)
                                                                            ===========             ===========


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted                 $     (0.07)            $     (0.18)
                                                                            ===========             ===========
   Weighted average number of shares outstanding                              9,381,356               1,262,333
                                                                            ===========             ===========


          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                          (A development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH JUNE 30, 2000
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 2001
================================================================================

                                                                                               Deficit
                                                                                              Accumulated
                                               Common         Common         Additional       During the          Total
                                               Stock,        Stock, at        Paid-in         Development     Stockholders'
                                            # of Shares      par value        Capital            Stage           Equity
                                          --------------    ------------    -------------    --------------  --------------

STOCKHOLDERS' EQUITY, July 30, 1999                 --      $        --      $        --      $        --      $        --

Issuance of common stock to founders         3,517,500              352             (251)              --              101

Issuance of common stock for cash,
   net of expenses                           1,207,710              121        1,685,503               --        1,685,624

Issuance of common stock for services
   and a domain name                           175,000               18          249,982               --          250,000

Net loss for the initial period
   ended June 30, 2000                              --               --               --         (522,210)        (522,210)
                                           -----------      -----------      -----------      -----------      -----------

STOCKHOLDERS' EQUITY, June 30, 2000          4,900,210              491        1,935,234         (522,210)       1,413,515

Issuance of common stock for cash,
   net of expenses (unaudited)               2,720,025              272        3,840,319               --        3,840,591

Repurchase common shares (unaudited)          (175,000)             (18)        (199,982)              --         (200,000)

Recapitalization as a result of merger
   (unaudited)                               4,347,619              435           37,577               --           38,012

Net loss for the nine months ended
   March 31, 2001 (unaudited)                       --               --               --       (1,872,516)      (1,872,516)
                                           -----------      -----------      -----------      -----------      -----------
STOCKHOLDERS' EQUITY,
   March 31, 2001 (unaudited)               11,792,854      $     1,180      $ 5,613,148      $(2,394,726)     $ 3,219,602
                                           ===========      ===========      ===========      ===========      ===========




          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED MARCH 31, 2001 and
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH MARCH 31, 2000
================================================================================

                                                                                                         (Unaudited)
                                                                                                          Cumulative
                                                                                                        from inception
                                                                   (Unaudited)        (Unaudited)           through
                                                                     March 31,          March 31,           March 31,
                                                                       2001               2000                2001
                                                                   -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(1,872,516)        $  (226,614)        $(2,394,726)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                                  264,499                  --             282,080
        Common stock issued to settle a lease obligation                    --             125,000             125,000
   Changes in certain current assets and liabilities:
        Accounts receivable                                            (90,134)                 --            (205,924)
        Prepaid expenses and other assets                              (63,707)               (100)           (111,947)
        Accounts payable and accrued expenses                          174,254                  --             257,192
                                                                   -----------         -----------         -----------

          NET CASH USED IN OPERATING ACTIVITIES                     (1,587,604)           (101,714)         (2,048,325)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                      (455,825)           (120,000)           (691,775)
   Purchase of equipment                                            (1,084,209)           (122,350)         (1,234,248)
   Proceeds from merger                                                 38,012                  --              38,012
   Change in security deposits                                          61,168             (24,000)            (53,120)
                                                                   -----------         -----------         -----------

          NET CASH USED IN INVESTING ACTIVITIES                     (1,440,854)           (266,350)         (1,941,131)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in line of credit                                           100,000                  --             100,000
   Proceeds from note payable                                               --             120,000             120,000
   Payments on note payable                                            (27,045)                 --             (27,045)
   Repurchase of common stock for cash                                (200,000)                 --            (200,000)
   Sales of common stock for cash                                    3,840,591           1,070,100           5,526,316
                                                                   -----------         -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            3,713,546           1,190,100           5,519,271
                                                                   -----------         -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              685,088             822,036           1,529,815

CASH AND CASH EQUIVALENTS, beginning of period                         844,727                  --                  --
                                                                   -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                           $ 1,529,815         $   822,036         $ 1,529,815
                                                                   ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                          $        --         $        --         $        --
                                                                   ===========         ===========         ===========
   Cash paid for income taxes                                      $        --         $        --         $        --
                                                                   ===========         ===========         ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the nine months ended March 31, 2001, the Company acquired certain computer equipment for approximately $125,300 pursuant to a capital lease.
    During the initial period ended June 30, 2000, the Company acquired a domain name by issuing common stock valued at $125,000.

          See accompanying notes to consolidated financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
Intercallnet, Inc.


We have reviewed the accompanying consolidated balance sheet of Intercallnet, Inc. and its subsidiary (the "Company") as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the management of the Company.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
May 14, 2001

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

               Organization
               ------------
               Intercallnet, Inc. (together with its wholly-owned subsidiary, Inter-Call-Net Teleservices, Inc., the "Company") is the result of a merger between Never Miss A Call, Inc., a Nevada Corporation ("NMC") into a newly formed, wholly-owned subsidiary, Intercallnet, Inc., incorporated in the State of Florida on April 19, 2001.

               Inter-Call-Net Teleservices, Inc., d/b/a Helpmenow ("ICN") was incorporated in the State of Florida on July 30, 1999. On December 21, 2000, ICN entered into a Plan of Reorganization and Merger Agreement ("Merger Agreement") with NMC and NMC Acquisition Corp, a Nevada corporation and a wholly-owned subsidiary of NMC. Pursuant to the terms of the Merger Agreement, the closing of which occurred on January 26, 2001, NMC, through the subsidiary, merged with ICN and the issued and outstanding securities of ICN were canceled. NMC issued 1.25 shares of its common stock for each share of ICN's common stock to the former shareholders of ICN. Outstanding warrants of ICN became warrants to purchase shares of NMC's common stock on the same conversion basis. Post-closing, the former shareholders of ICN owned approximately 79.5% of the issued and outstanding shares of NMC (excluding shares of stock underlying warrants).

               Although NMC is the legal surviving entity, for accounting purposes, the merger between ICN and NMC is treated as a purchase business acquisition of NMC by ICN (a reverse merger) and a re-capitalization of ICN. For accounting purposes, ICN is the acquirer because the former stockholders' of ICN received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of NMC. As a result, ICN will be re-capitalized to reflect the authorized stock of the legal surviving entity. Since ICN is the acquirer, for accounting purposes, NMC's fiscal year end of December 31st has been changed to ICN's fiscal year end June 30th. All significant intercompany balances and transactions are eliminated in consolidation.

               The Company is a development stage enterprise, and provides telephone based (and planned interactive Internet) customer and marketing support services on an outsourced basis to various businesses. Prospective customers include various businesses that require help in the areas of acquisition, retention, and servicing their customers on an outsourced basis.

               Interim Information
               -------------------
               The financial statements of the Company for the three month and nine month periods ended March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the period ended March 31, 2001 are unaudited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The March 31, 2001 financial statements have been reviewed by an independent public accountant pursuant to Item 310(b) of SEC Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this document. The results of operations for the interim period are not necessarily indicative of the results of operations for the fiscal year.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION (continued)
--------------------------------------------------------------------------------

               Going Concern Considerations
               ----------------------------
               The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in its development stage. Management recognizes that the Company must generate capital and revenue resources to enable it to achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

               Basis of Presentation
               ---------------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.


--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               Revenue Recognition and Concentrations
               --------------------------------------
               Revenue is recognized at the time the services are provided. Accounts receivable at March 31, 2001 and June 30, 2000, and all revenue for the periods then ended, is from a single customer. As such, the Company believes that it presently has an abnormal concentration of credit risk.

               Property and Equipment
               ----------------------
               Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from five to seven years for office equipment and furniture and fixtures. Leasehold improvements are depreciated over the life of the lease. Expenditures for routine maintenance and repairs are charged to expense as incurred.

               Organization Costs and Start-up Expenses
               ----------------------------------------
               In accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures were expensed as incurred.

               Fair Value of Financial Instruments
               -----------------------------------
               Cash, accounts receivable and accounts payable are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. The fair value of the Company's debt obligation is approximately the same as the recorded value as interest rates and terms are similar to current market rates and terms.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

               Intangible Assets
               -----------------
               Intangible assets are being amortized on the straight-line method over their estimated useful lives. The licensing agreement has a life of three years, the cost of acquiring the domain name is being amortized over 15 years, and the web design costs over three years. The web site costs are being capitalized pursuant to SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," and amortization began in October 2000 when the web site was placed in service. The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 121, which prescribes the accounting for impairment losses on certain long-lived assets, including intangibles. No impairment losses have been recognized.

               Income Taxes
               ------------
               The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes are expensed as paid.

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

               Cash and Cash Equivalents
               -------------------------
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. The Company periodically maintains cash balances at financial institutions in excess of the federally insured limit.

               Statement of Comprehensive Income
               ---------------------------------
               In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company has no items of other comprehensive income. Comprehensive income is the same as net income for the periods presented herein.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

               New Accounting Pronouncements
               -----------------------------
               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed to fiscal years beginning after June 15, 2000 via the issuance of SFAS No. 137. The Company adopted this standard for its fiscal year beginning July 1, 2000. The adoption of this standard did not have a material impact on results of operations, financial position or cash flows.

               Reclassifications
               -----------------
               Certain June 30, 2000 financial statement amounts were reclassified to conform to the March 31, 2001 presentation.


--------------------------------------------------------------------------------
NOTE 3.        DEBT OBLIGATIONS
--------------------------------------------------------------------------------

               Line of Credit
               --------------
               During the nine months ended March 31, 2001, the Company entered into a line of credit with a financial institution. This agreement provides for a maximum revolving line of credit of $500,000. The amount outstanding under this line of credit was $100,000 at March 31, 2001 with a corresponding interest rate of 7.5%.

               Capital Lease
               -------------
               During the nine months ended March 31, 2001, the Company acquired certain office equipment under the provisions of a long-term lease and has capitalized the minimum lease payments. The lease is for a period of two years and the leased property has a recorded cost of approximately $125,300.


--------------------------------------------------------------------------------
NOTE 4.        CAPITAL STOCK
--------------------------------------------------------------------------------

               Preferred Stock
               ---------------
               The Company has authorized "blank check" preferred stock of 2,000,000 shares with a $0.0001 par value. The preferred stock may be created and issued from time to time in one or more series and with such designations, rights, preferences, conversion rights cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions as authorized by the Board of Directors of the Company. As of March 31, 2001, the Board of Directors has not designated any shares of the preferred stock.

               Common Stock
               ------------
               The Company has authorized common stock of 50,000,000 shares with a $0.0001 par value. In connection with the merger, as described in note 1, the Company issued 4,347,619 shares of common stock to existing shareholders of ICN, net of the 3,500,000 shares held by the two directors of NMC which were canceled.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 4.        CAPITAL STOCK    (continued)
--------------------------------------------------------------------------------

               Private Placement of Common Stock
               ---------------------------------
               From July 2000 through March 2001, the Company issued 2,720,025 shares of common stock pursuant to a private placement memorandum that resulted in net proceeds to the Company of $3,840,591. In July 2000, the Company amended the terms of its private placement memorandum to provide current and prospective investors who invest an aggregate of $250,000 or more warrants to purchase shares of the Company's common stock. From July 2000 through March 2001, the Company issued warrants to purchase an aggregate of 1,185,625 shares of the Company's common stock at $0.571428 per share, exercisable for a period of three years.

               Repurchase of Common Stock
               --------------------------
               On February 16, 2001, the Company repurchased 175,000 shares from a shareholder for a total of $200,000. Such shareholder retained the associated warrants to purchase 437,500 shares of the Company's common stock.

               Stock Split
               -----------
               On April 3, 2001, the Company completed a 3.5 to 1 forward split of the common stock. The issued shares of the Company, as well as all other share and per share amounts presented in the financial statements have been adjusted accordingly.



--------------------------------------------------------------------------------
NOTE 5.        COMMTMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

               Lease Obligations - Equipment
               -----------------------------
               The Company entered into an operating lease agreement for certain office equipment during the nine months ended March 31, 2001. The lease is for three years with payments of approximately $726 per month. In connection with the lease the Company provided an irrevocable letter of credit totaling approximately $23,000.

               Royalty Payments
               ----------------
               The Company is obligated to make monthly payments to the former owner of its domain name, in an amount ranging from $500 to $1,000 per month, depending on the Company's gross revenues. These payments continue indefinitely, and began in August 2000.

               Litigation, Claims, and Assessments
               -----------------------------------
               In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

Item 2.  Plan of Operation

FORWARD LOOKING STATEMENTS

         This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "potential" or similar statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include economic and market factors affecting the Company and/or its customers, the impact of competitive services and pricing, customer demand and market acceptance, possible reliance on a limited number of large customers and significant suppliers, our ability to obtain additional working capital from operations and/or other sources as required or otherwise desired, and our ability to manage growth and implement our business strategy, which includes possible acquisitions and their integration into our operations. Many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

ORGANIZATION AND OPERATIONS

         Intercallnet, Inc. (together with our wholly-owned subsidiary, Inter-Call-Net Teleservices, Inc., the "Company") is the result of a merger between Never Miss A Call, Inc., a Nevada corporation ("NMC") into a newly-formed, wholly-owned Florida subsidiary, Intercallnet, Inc. ("ICN") pursuant to a Plan and Agreement of Merger, a copy of which was filed as an exhibit to a definitive information statement filed with the U.S. Securities and Exchange Commission ("SEC" or "Commission") on March 14, 2001. Simultaneous, with such change of domicile merger and reincorporation, the Company's name was changed to Intercallnet, Inc. (OTCBB symbol: ICLN).

         We are an interactive customer relationship provider ("ICRP") of telephone-based (and planned inter-active Internet) customer and marketing support services on an outsourced basis to various businesses. We intend to pursue a growth strategy which will entail, among other things, the possible acquisition of existing companies involved in segments of the telephone-based and inter-active Internet customer and marketing support services complimentary to that of the Company and to acquire additional experienced industry personnel. We have no current understandings or arrangements with respect to any prospective acquisitions.

RESULTS OF OPERATIONS

         Nine Months Ended March 31, 2001as compared to the Nine Months Ended March 31, 2000:

         For the nine months ended March 31, 2001, the Company had a net loss of $1,872,516 or $0.20 per share, basic and diluted as compared to the nine months ended March 31, 2000 whereas the Company had a net loss of $226,614 or $0.21 per share, basic and diluted.

         The increase in net loss of $1,645,902 is a result of the following:

         Revenue for the nine months ended March 31, 2001 was $739,476. The Company did not generate revenue during the nine months ended March 31, 2000, as the first customer did not come under contract until May 2000.

         Expenses for the nine months ended March 31, 2001 were $2,672,759 as compared to $237,223 for the nine months ended March 31, 2000. The increase in overall expenses of $2,435,536 is due primarily to (i) an increase in payroll and related costs due to hiring employees and establishing facilities to service the customers that are under contract and (ii) an increase in professional fees associated with legal and accounting services as a result of the merger with NMC, as previously discussed, and (iii) an increase in depreciation and amortization expense as a result of the purchase of equipment and intangible assets.

         The expenses for the nine months ended March 31, 2000 of $237,223 represent start up expenditures.

         Three Months Ended March 31, 2001 as compared to the Three Months Ended March 31, 2000:

         For the three months ended March 31, 2001, the Company had a net loss of $615,348 or $0.07 per share, basic and diluted as compared to the three months ended March 31, 2000 whereas the Company had a net loss of $226,614 or $0.18 per share, basic and diluted.

         The increase in net loss of $388,734 is a result of the following:

         Revenue for the three months ended March 31, 2001 was $242,361. The Company did not generate revenue during the three months ended March 31, 2000, as the first customer did not come under contract until May 2000.

         Expenses for the three months ended March 31, 2001 were $869,352 as compared to $237,223 for the three months ended March 31, 2000. The increase in overall expenses of $632,129 is due primarily to (i) an increase in payroll and related costs due to hiring employees and establishing facilities to service the customers that are under contract and (ii) an increase in professional fees associated with legal and accounting services as a result of the merger with NMC, as previously discussed, and (iii) an increase in depreciation and amortization expense as a result of the purchase of equipment and intangible assets.

         The expenses for the three months ended March 31, 2000 of $237,223 represent start up expenditures.


LIQUIDITY AND CAPITAL RESOURCES

         As previously discussed in Note 1 to our consolidated financial statements, our consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our consolidated financial statements will be materially affected.

         At March 31, 2001, we had stockholders' equity of $3,219,602 and working capital of $1,349,422. Since our inception, we have incurred losses of approximately $2,394,726. Our operations and growth have been funded by the sale of common stock with net cash proceeds of approximately $5,526,000, and borrowings, further discussed below, of approximately $318,000. These funds have been used for working capital and capital expenditures.

         We believe our current sources of credit and liquidity, including our credit line and our cash on hand will provide sufficient liquidity to meet our cash requirements to sustain existing operations for approximately the next twelve months. No assurances are given, however, that we are correct in our belief as our current revenues are limited and the slowing U.S. economy may have the effect of causing prospective customers with whom we are presently in discussions, as well as other prospective customers, to limit, reduce and/or eliminate their planned expenditures for outsourced customer service and marketing activities. In such event, we may be required, or otherwise in our discretion, seek to raise additional capital from time to time over such period for additional working capital and related corporate purposes. As discussed below, additional funding will be required for the Company to increase staff and grow operations.

         In order to grow our operations, we will need to increase our staff to support such growth. To increase our staff, we will require additional funding to attract, hire and train such personnel. We may seek additional funding in the form of equity and/or debt financing. There are no current commitments in place for such funding and no assurances are given that such funding will be available, or if available, on terms satisfactory to the Company.

         An element of our growth strategy is the possible acquisition of additional telemarketing companies. We believe we may be able to acquire such companies or select assets through the issuance of our shares of common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such event, we may require additional funding to finance such acquisitions. Such financing, if available, may be in the form of equity and/or debt. We have no current understandings or arrangements with respect to any prospective acquisitions or commitments for funding in connection therewith.

         Our primary objectives over approximately the next twelve months from the date hereof and following the merger described elsewhere herein, include the continued servicing of our existing and new customer accounts, hiring and training additional in-house tele-service representatives (whom we refer to as "Tele-Service Representatives" ("TSRs"))and interactive service representatives (whom we refer to as "Net Service Representatives" ("NSRs")) and additional related supervisory personnel, and engaging in sales and marketing efforts to attract additional clientele. To a lesser extent, we may also seek to engage in select acquisitions of similar businesses for cash and/or securities as a further method to also increase our client base, as discussed above.

         While no assurances are given, we do not anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve months as we believe we have purchased and or leased substantially all of the hardware/software currently deemed necessary to conduct our current and prospective business operations over such period. It is expected that our current number of employees, approximately 135 (including leased employees), may significantly increase, from time-to-time, during the course of the year as additional and existing client campaigns may be undertaken to meet the staffing requirements associated therewith. Such employees are expected to include a combination of full-time, part-time and leased personnel.

         We do not generally believe our business is seasonal.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities

         (a) Our reincorporation from Nevada to Florida was accomplished by merging the Company with and into a newly-formed, wholly-owned Florida subsidiary, Intercallnet, Inc. ("ICN"), whose articles of incorporation, provided, among other matters, for 50,000,000 authorized shares of common stock, $.0001 par value per share (representing an increase of 25,000,000 shares from the Company's prior certificate of incorporation which provides for 25,000,000 shares and a change in the par value) and 2,000,000 shares of "blank check" preferred stock, $.0001 par value per share (the Company's prior certificate of incorporation did not provide for preferred stock);


         (b) On April 3, 2001, the Company effected a 3.5:1 forward stock split, as previously discussed in a definitive information statement mailed to shareholders and filed with the SEC on March 14, 2001 (for purposes of the Over-the-Counter Bulletin Board, reflected as of April 24, 2001).


         (c) During the past fiscal quarter, the Company issued the following securities pursuant to Section 4 (2) of the Securities Act of 1933, as amended (reflects the 3.5:1 forward stock split described above): 17,500 shares of common stock to Kenneth E. Thompson on March 13, 2001; 3,500 shares of common stock to Gordon Esses on March 13, 2001; and 8,750 shares of common stock to Stanley Harris on March 2, 2001.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 19, 2001, the Company effected a reincorporation from Nevada to Florida (the "Reincorporation"). Such Reincorporation was accomplished by merging Never Miss A Call, Inc., a Nevada corporation and the Company's predecessor ("NMC"), with and into ICN pursuant to a Plan and Agreement of Merger, a copy of which was filed as an exhibit to a definitive information statement filed with the SEC on March 14, 2001. Simultaneous, with such Reincorporation, the Company's name was changed to Intercallnet, Inc. (OTCBB symbol: ICLN).

         The Plan and Agreement of Merger was authorized, ratified and approved on February 28, 2001 by a written consent of the holders of 3,408,387 shares of the common stock of NMC, representing approximately 52% of the then issued and outstanding shares of the common stock of NMC, in accordance with applicable Nevada law which requires the approval of more than 50% of the issued and outstanding common stock of the subject Nevada corporation.

         The Plan and Agreement of Merger was authorized, ratified and approved on February 28, 2001 by a written consent of the holder of 100% of the issued and outstanding shares of the common stock of Intercallnet, Inc., in accordance with applicable Florida law which requires the approval of more than 50% of the issued and outstanding common stock of the subject Florida corporation.

Item 5.  Other Information

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Exhibit Number    Description

2.1               Plan and Agreement of Merger dated April 16, 2001 between the
                  Company and NMC

2.2               Articles of Merger filed with Nevada Secretary of State

2.3               Articles of Merger filed with Florida Secretary of State

3.1               Articles of Incorporation

3.2               Bylaws

4.1               Form of Intercallnet, Inc. Common Stock Certificate

4.2               Form of Intercallnet, Inc. Common Stock Purchase Warrant

10.10 Agreement dated April 25, 2001 by and between Americomm Direct Marketing and Intercallnet, Inc.

10.11 Telemarketing Service Agreement dated as of February 28, 2001 by and between Alarm Communication Technologies LLC and Inter-Call-Net Teleservices, Inc.*

10.12 Telemarketing Service Agreement dated as of March 23, 2001 by and between Summer Rain and Intercallnet, Inc.*


(b) On April 23, 2001, we filed a Form 8-K which discussed the reincorporation of the Company from Nevada to Florida, the Company's name change and the 3.5 for 1 forward stock split effected by the Company.

*Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 18, 2001   By: /s/ Scott Gershon
                         ------------------------------------------
                         Scott Gershon, Chief Executive Officer,
                         President, Principal Financial and Accounting Officer