Form 10KSB
period 2001-06-30
INTERCALLNET INC
filed 2001-09-28
CIK 1112987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

                              ---------------------


(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-30745

                               INTERCALLNET, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                FLORIDA                                   88-0426807
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

6340 NW 5TH WAY, FORT LAUDERDALE, FLORIDA                   33309
(Address of Principal Executive Offices)                  (Zip Code)

                                (954) 315 - 3100
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
$0.0001 PAR VALUE PER SHARE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]           NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had $1,267,672 in gross revenues for the fiscal year ended June 30, 2001.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on September 21, 2001 was $4,634,493 based on the average bid and asked price of the Registrant's common stock on such date as reported on the Over the Counter Bulletin Board.

As of September 21, 2001, there were 12,180,735 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Definitive Information Statement filed with the Commission on March 14, 2001. See Part I - Item 4. and Part III - Item 13.

                                TABLE OF CONTENTS


                                     PART I

      Item 1. Description of Business.......................................  1

      Item 2. Description of Property.......................................  23

      Item 3. Legal Proceedings.............................................  24

      Item 4. Submission of Matters to a Vote of Security Holders...........  24

                                     PART II

      Item 5. Market for Common Equity and Related Stockholder Matters......  26

      Item 6. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................  28

      Item 7. Financial Statements..........................................  34

      Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  34

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............  35

      Item 10. Executive Compensation.......................................  39

      Item 11. Security Ownership of Certain Beneficial Owners and
                      Management............................................  40

      Item 12. Certain Relationships and Related Transactions...............  42

      Item 13. Exhibits and Reports on Form 8-K.............................  43

SIGNATURES..................................................................  47

Financial Statements ....................................................... F-1

                                     PART I

Item 1. Description of Business
        -----------------------
General
-------

References in this report to "we" and "our" are to Intercallnet, Inc. and its wholly-owned subsidiary, Inter-Call-Net Teleservices, Inc., which collectively may also be referred to herein as the "Company."

We were incorporated in the State of Florida on July 30, 1999, under the name Inter-Call-Net Teleservices, Inc. (ICN). On December 20, 2000, we entered into a Plan of Reorganization and Merger Agreement (Merger Agreement) with Never Miss A Call, Inc., a Nevada corporation (NMC) and NMC Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of NMC. On January 26, 2001, pursuant to the terms of the Merger Agreement, NMC through its subsidiary, merged with ICN and the issued and outstanding securities of ICN were cancelled. NMC issued
1.25 shares of its common stock for each share of ICN stock, which was cancelled in connection with the merger. Though NMC was the legal surviving entity, the merger was treated as a purchase business acquisition of NMC by ICN (a reverse merger) and a re-capitalization of ICN because the former stockholders of ICN received a larger portion of the common stockholder interest, approximately 79.5%, in the merged entity. As a result, ICN was re-capitalized to reflect the capital structure of NMC, and NMC's fiscal year end of December 31st was changed to ICN's fiscal year end of June 30th. In April 2001, NMC changed its name to Intercallnet, Inc. and re-incorporated in the State of Florida.

We are a 21st century interactive multi-media contact center which enables us to communicate with our clients' customers across all channels of communication, on an outsourced basis. These channels of communications include traditional inbound and outbound voice communications as well as on-line technology and services.

We believe we stand apart from traditional call centers for the following reasons:

     o   Our Management Team

     o   Our Technology

     o   Our Proprietary Industry Specific Programs

Our management team has well over 100 years of combined experience in telecommunications, data processing and the operation of contact centers. This wealth of experience and knowledge enables us to excel in areas that distinguish us from our competitors.

Our technology platform of integrated browser based scripting, Internet protocol
(IP) network, voice over Internet protocol (VOIP) network services and enterprise call routing capabilities provide extensive efficiencies and effectiveness, in communicating with our clients' customers. In addition, our virtual contact center portal allows us to manage other contact centers and/or agents remotely from our primary command center.

The proprietary industry specific programs we are currently focused on are within the telecommunications and automotive industries. We have developed customized programs and campaigns to address the specific needs of these industries in the areas of customer relationship management (CRM) and business development center (BDC) management, respectively.

Due to technological advancements and increased customer demand, traditional call centers are transforming from providing solely voice based call center services to providing multi-channel contact center solutions in support of CRM strategies. As a result, traditional call centers are evolving into universal contact centers (UCC).

Our UCC is unique in that we have built our contact center (primary command center) from the ground up, utilizing this advanced technology. In addition, our platform is fully integrated which allows us to take advantage of all of the efficiencies and effectiveness this new technology provides in communicating with our clients' customers.

As traditional call centers attempt to transform their existing platforms into multi-channel contact centers, they are faced with certain challenges and restrictions that are not imposed when building a platform from inception. These challenges and restrictions include, but are not limited to: (i) reliance upon legacy based technology, utilized by many traditional call centers, which has the inherent inability to fully integrate its systems and communications channels such as inbound and outbound voice and on-line services, and (ii) prior substantial capital expenditures for such legacy based technology and fiscal constraints in developing new platforms. As a result, for most traditional call centers to transform into UCCs, they have no choice but to "bolt-on" new technology and applications and provide them as a stand-alone solution. In turn, they cannot offer their clients the same cost effectiveness and efficiencies that our fully integrated platforms can provide.

Examples of functional and cost efficiencies that we believe will provide us with a competitive advantage are: (i) the ability of each teleservice representative (TSR) and virtual home agent (Net Rep) to support a client regardless of the channel of communication, i.e. inbound and outbound voice, email, and live chat, versus a dedicated agent for each individual channel and;
(ii) the ability for management and reporting functions to be conducted from one central location.

We believe that the growth in the outsourced UCC solutions industry will be driven by two factors: (i) the trend towards outsourcing of CRM operations to third party teleservice providers ("3PTs") which provide cost-effective, high levels of service; and (ii) the increasing use of voice communications and on-line based media to acquire and service customers whose expectations of immediate service and access to extensive information have been driven by increased competition and the explosive growth of the Internet.

Industry Overview
-----------------

Historically, many businesses have relied on in-house personnel to provide customer sales and service support. We believe that businesses are increasingly outsourcing these activities: (i) to focus their internal resources on their core competencies; and (ii) since providers of outsourced CRM and BDC management solutions can offer clients lower overall cost of teleservices due to economies of scale in sharing the cost of new technology among a larger base of users and higher capacity utilization rates.

Today, companies are increasingly focused on optimizing the value of their relationships with their customers. Fueling this trend is the explosive growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face the business imperative to deliver consistent levels of quality customer service regardless of the channel of communication used.

The teleservices market is growing rapidly. A leading industry research firm in its January 2001 research study entitled, "Teleservices Industry Multi-Channel Marketing Drives Universal Call Centers," states that teleservice expenditures were $147.7 billion in 2000, a 19% increase from 1999 and are expected to grow to an average of 13% annually, reaching $240.5 billion by 2004.

Our Opportunities
-----------------

Industries such as telecommunications and automotive, which we are currently focused on, are experiencing increased competition in attracting and retaining customers. Accordingly, these industries are seeking to expand their direct contact with current and prospective customers. Our experience indicates that businesses within these industries are allocating more of their advertising and customer services expenditures for CRM and BDC management to 3PTs, which effectively compliment other marketing media, such as television, radio and print advertising. Our proprietary industry specific programs provide businesses the opportunity to quantify and evaluate specific marketing expenditures and to maximize the effectiveness of such marketing expenditures. We believe these opportunities in the telecommunications and automotive industries will be a key factor in our success and that our manner and methods of providing our services will set us apart from our competitors.

Description of Services
-----------------------

We develop, implement and manage proprietary contact center solutions that allow our clients to enhance the value of their customer contacts, relationships and information. We view every customer contact as an opportunity to build our client's brand equity and strengthen the customer relationship. We offer a suite of value added services addressing every stage of the customer or product life cycle. Therefore we have termed what we are as an Interactive Customer Relationship Provider (ICRP). Each of our tailored solutions leverages our contact center expertise to meet the client's unique business requirements. We provide our clients with various outbound and inbound voice related technologies as well as a multitude of on-line technology and services.

Our outbound technology detects busy signals, no-answers and answering machines. Based on the prerequisite of our clients' customers, we can adjust the strategic timing and placement of calls based on the availability, skill set and language of our TSRs. When these technologies are combined with call-progress algorithms, the result is maximum productivity and benefits for our clients.

Our predictive dialer and automatic call distributor (ACD) technology provides for seamless integration which allows for both inbound and outbound communication simultaneously. This simultaneous communication is referred to as call blending. With such call blending technology we are assured of the highest level of productivity from our TSRs/Net Reps to satisfy our clients' customer needs.

Our browser based scripting and agent application technology provides a direct link to our clients' customers information/data systems. This direct link allows our TSRs and Net Reps to interact on a live, real time basis, between our clients and the clients' customers.

Many companies find it increasingly difficult to provide high quality customer service without diverting resources from their core businesses. We address these concerns by providing customized solutions with dedicated agents who have extensive knowledge of a single client and its products across all channels of communications. We work closely with each client to understand its customer contact needs and jointly develop solutions that expand their customer base and enhance their customers' satisfaction.

As the Internet has matured, it has become an increasingly important communications medium between our clients and their customers. As a result, we are integrating the Internet into our CRM and BDC management solutions. Our Internet strategy is to bring human interaction to Internet-based contacts using our on-line technology and services to handle customer contacts more efficiently and effectively.

We believe that every remote customer contact, whether by telephone, Internet, or direct mail should be handled in an integrated fashion, leveraging the same TSR/Net Rep training and system integration. We see it as a key goal within our clients' CRM and BDC management strategies to deliver a high level of integration and to provide a unified view of the customer. This is essential to building stronger one-on-one customer relationships.

We specialize in the design, development and delivery of industry specific complex, multi-channel solutions for the telecommunications and automotive industries.

Our outbound solutions offer lead generation, product sales, customer acquisition and retention campaigns. These solutions are offered through either business-to-consumer (B2C) services and/or business-to-business (B2B) services.

Our B2C and B2B services, whether voice or on-line, include product sales, product registrations, customer acquisition and retention campaigns, lead generation and database update, and development and "mining" of existing or potential customers. Integrated call processing systems systematically initiate or receive these contacts and transfer the successful connection to a designated TSR/Net Rep. As a contact is presented to the TSR/Net Rep, the consumer's name, address and other valuable information are simultaneously presented along with the client's customized script.

Our clients' sales objectives coupled with business intelligence derived from our managed database allows us to implement and execute marketing campaigns using multi-channel communications in coordination with advertising and promotional sales programs. By tracking customer value over time against the cost of acquisition, we provide our clients the ability to improve the quality and value of new customers while reducing the total cost per acquisition. Some typical telecommunications applications include: (i) list building, (ii) outbound sales, (iii) inbound sales and order taking, (iv) lead generation, (v) warranty and insurance sales and/or renewals and (vi) database development and "mining".

We act as the customers' voice to their clients, providing valuable real time feedback on new products or campaigns. Some of our automotive specific applications include: (i) prospect follow up, (ii) quality control, (iii) appointment setting, (iv) service reminder contact, (v) warranty call handling and (vi) sales and services satisfaction surveys.

In on-line communications applications, we offer the capability of "push" technology, which is also known as collaboration. In using this technology, we can transfer a page from a client's web site and push it to appear on that client's customer or prospective customer's computer screen. This push technology can also push or direct web based browsers and web based shoppers to specific web sites displaying our clients' products, styles and features that allow for up-selling and cross-selling our clients' products to their customers. This technology can also compare the products of our clients with the products of competitors while our clients' prospective customer is on-line, presenting an excellent opportunity to close the transaction and increase sales volume. Furthermore, our TSRs/Net Reps have available, at their fingertips, powerful sales resources, such as comprehensive customer profiles, including purchasing history and complete information about our clients' products.

We also have the capability to process and respond to our clients' e-mail, providing prompt, courteous, personal service to our clients' customers. By utilizing this technology, we can direct and respond to our clients' inbound e-mail messages automatically. Our systematic routing technology analyzes the content of each message individually and then responds appropriately, efficiently and effectively. We do this by utilizing modular blocks of pre-written text. With the click of a mouse, our TSR/Net Rep can select, move, delete or insert blocks of text to create a tailored reply to the client's customer. We also can organize groups of e-mail messages into specific categories that are determined by content and/or key words and then suggest modular responses for each category. For certain types of e-mails, we can also provide automatic responses that avoid extended involvement by the TSR/Net Rep, which provides certain cost efficiencies.

We are in the process of developing a proprietary technology that will provide our clients with real-time campaign set up for any type of customer campaign utilizing the Internet. This technology is currently scheduled to launch in late calendar year 2001 or early 2002.

All of the above technologies and solutions allow us to effectively, accurately and efficiently handle our clients' customers' e-mails, answer customer questions and resolve customer issues more cost effectively than if provided by our clients in-house.

Company Strategy
----------------

Our mission is to become the premier provider of interactive customer relations by utilizing our UCC to provide a full service of voice communications as well as on-line technology and services. Our strategy is to offer a fully integrated portfolio of services that are customized to address each of our client's needs and to continue to improve the quality and cost effectiveness of our clients' customer service and marketing operations. We plan to implement this strategy through the following:

         Build Long Term Client Relationships by Providing Quality Services
         ------------------------------------------------------------------
         We believe that quality service is a critical factor in a potential client's decision to outsource its customer service and sales functions. We differentiate the quality of our services through our ability to: (i) quickly respond to a new client program, (ii) efficiently address staffing needs, (iii) effectively employ operating systems that can process client campaign data, and (iv) provide meaningful reports and feedback on a timely basis.

         We focus on developing long-term client relationships. We develop a detailed understanding of each of our clients' specialized business requirements to more effectively manage interaction with our clients' current and prospective customers. This process enables us to create customized solutions that consistently meet and exceed our clients' needs, minimizing client turnover. As a result, we are better positioned to cross-sell our services and proactively offer new and improved applications.

         Provide Fully Integrated Service Solutions
         ------------------------------------------
         We develop customized and integrated service solutions, which utilize all of our resources. We integrate our service offerings through our voice and data network technology and our software systems and hardware platforms. The integration of our services provides our clients with a cost-effective, comprehensive solution for the client and increases the effectiveness of our TSRs/Net Reps.

         We believe that our integration of services provides us with a significant competitive edge. By cross-selling our integrated services, we have the ability to capture an increasing share of our clients' outsourced business.

         Capitalize on State-of-the-Art Technology
         -----------------------------------------
         Our state-of-the-art technology enables us to offer premium quality, flexible and cost-effective solutions tailored to each of our client's needs. We believe our continuing investment in sophisticated contact center technology provides a significant competitive edge. Some examples of our technology include: (i) predictive dialers, (ii) automated call distributors, (iii) call blending, (iv) browser based scripting, (v) virtual portals, (vi) IP network, (vii) VOIP network services, (viii) enterprise call routing management and reporting, (ix) computer telephony integration (CTI) and (x) high speed, fault tolerant computer systems.

         Leverage Strong Management Experience
         -------------------------------------
         We believe we distinguish ourselves through our ability to attract and retain some of the most talented managers in the CRM and BDC management industry. Our management team possesses well over 100 years of combined experience. The members of the management team also have extensive experience in the telecommunications and automotive sectors, which has provided us with the foundation for our success in the markets and industries we are currently focused on and will allow us to stand apart from our competitors.

Program and Campaign Success
----------------------------

Our ability to consistently staff and manage our TSRs/Net Reps is critical to providing premium quality service. We apply standardized practices in our contact centers to ensure uniform quality of service. We maintain strong centralized control to assure rigorous adherence to our management practices, including quality assurance and to provide daily staffing plans for each individual site.

We continually evaluate the performance of our TSRs/Net Reps to ensure we achieve our internal and our clients' external quality standards. This evaluation process includes monitoring the TSRs/Net Reps interaction with the clients' customer. We also constantly measure our performance against objective standards such as average response time, sales per hour and conversion percentages. We encourage our clients to participate in all aspects of quality assurance.

Facilities and Service Fortification
------------------------------------

We recognize the importance of providing uninterrupted service for all of our clients. We have invested significant resources to develop, install and maintain facilities and systems designed to be highly reliable. Our contact centers and systems are designed to maximize system service time and minimize the possibility of outages, commercial power loss or equipment failure. We believe that this level of reliability provides an important and necessary competitive advantage.

Our ACD utilizes redundant network architecture, which substantially reduces the possibility of a system failure and the interruption of services. Our systems also feature operational redundancy. We use ACDs with dual processors and on-line automatic backup for all processors, disk management and mechanical functions. We actively monitor all critical elements of our contact centers 24 hours a day, 365 days per year. Our contact centers also have stand alone primary power systems that include uninterruptible power supplies and at our primary command center generator backup power systems. Copies of all proprietary software systems and client application software reside in a secure off-site storage facility. We actively monitor all critical components of our call-processing facilities.

Personnel and Training
----------------------

We believe that a key component of our success is the quality of our people. We are constantly refining our approach to recruiting, training and managing our people. We have established procedures for the efficient hiring and training of qualified employees. These procedures, coupled with our scheduling system, enable us to provide flexible scheduling and staffing solutions to meet our clients' needs for additional resources. Our flexible schedule and staffing solutions provide our TSRs/Net Reps with diversity across all campaigns and programs, which reduces turnover and maintains consistency across our contact centers.

We offer extensive classroom and on-the-job training programs for TSRs/Net Reps, including instruction regarding call-processing procedures, direct sales techniques, customer service guidelines, telephone etiquette and proper use of voice inflections. Our TSRs/Net Reps receive professional training lasting from 4 to 22 days depending on the client's program and the nature of the services being provided. In addition to the training designed to enhance job performance, TSRs/Net Reps are also provided with a detailed description of our organizational structure, standard operating procedures and business philosophies.

Call Management Systems
-----------------------

We specialize in processing large and recurring transaction volumes. We work closely with our clients to accurately project future transaction volumes. We use the following practices to efficiently manage our transaction volumes:

         Historical Trend Analysis
         -------------------------
         We track on a weekly, daily and hourly basis the trends for individual client programs. We believe that the key to a cost effective CRM and BDC management solutions program starts with the effective planning of future volumes to determine the optimal number of employees, workstations and calling ports that need to be deployed. Based on our experience, we have accumulated the data necessary to differentiate the transaction patterns of different applications such as order capture, lead generation and customer service.

         Plans for Volume and Production
         -------------------------------
         Volumes are forecasted for each hour increment for each day. Detailed predictions are made regarding average handle time, average wait time, average speed of answer, contacts per hour, list size and penetration, idle time and service level targets to determine the actual number of transactions that may be processed by a workstation or voice response port in most cases down to specific one-half hour increments. This process enables us to effectively determine the number of workstations and voice response ports needed for any given campaign.

         Staffing and Scheduling Plans
         -----------------------------
         Based on the total number of workstations required to be staffed a detailed schedule is created. These schedules are typically forecasted six to eight weeks in advance to assist our personnel and training departments in hiring and training the desired number of personnel. TSRs/Net Reps are provided with regular work schedules that are designed to coincide with anticipated transaction patterns and trends.

         Network Control
         ---------------
         Our enterprise call routing platform interfaces directly with our diverse long distance networks and has the ability to process and distribute calls across our call centers prior to physically answering the calls, as most legacy technology requires. This eliminates long-distance charges associated with processing an inbound call (also known as "dip charges") and will reduce variable costs of revenues. Our traffic control specialists are responsible for comparing actual volumes and trends to stated staffing and scheduling plans. If necessary, adjustments are made to fine tune variances between actual volumes and personnel so that transactions are optimally directed to the available skill and language set, which maximizes the status of all processing activities.

Quality Assurance
-----------------

By the nature of our services, we establish direct contact with our clients' customer base. Given the importance of this role, we believe that our reputation for providing premium quality service is critical. We monitor and measure the quality and accuracy of our customer interactions through our quality assurance department. This department regularly measures the quality of its services by reviewing such variables as average handle time, volume, average speed of answer
(ASA), sales per hour (SPH), contacts per hour, list size and penetration, idle time, rate of abandonment and order conversation percentages, among many other statistics and matrices. Using criteria mutually determined between the client and us, our quality assurance professionals monitor, evaluate and provide feedback to our TSRs/Net Reps on a daily basis. As warranted, TSRs/Net Reps are recognized for superior performance or scheduled for additional training.

Our Privacy Policy
------------------

We maintain a strict customer information privacy policy and use state-of-the-art technologies including redundant firewalls to safeguard customer information and communications from unauthorized intrusions. We recognize that the growth of on-line services, including Internet services, has created additional privacy concerns, particularly for consumers.

On-line privacy concerns focus on the protection of "customer identifiable" information that an individual or customer reasonably expects to remain private. As the term suggests, "customer identifiable" information is information which can be associated with a specific individual or entity, including, for example, a customer's name, address, or telephone number, e-mail address, and information about on-line activities that are directly linked to them.

We have implemented technology, security features and strict policy guidelines to safeguard the privacy of our client's customers' identifiable information from unauthorized access or improper use, and we will continue to enhance our security procedures as new technology becomes available. We also train our TSRs/Net Reps to respect clients' customer privacy and to address their complaints.

Sales and Marketing
-------------------

Our sales and marketing strategy focuses on leveraging our expertise, proprietary technology and reputation for premium quality service in order to cross-sell our services to existing clients and to develop new long-term client relationships. We also offer our clients cost effective solutions on an outsourced basis to assist our clients in acquiring, retaining and growing their customer relationships.

We work with our clients to generate a set of detailed requirements; a development plan and a campaign launch strategy tailored to our client's specific needs. After the initial campaign is launched, we conduct regular reviews of the relationship to ensure client satisfaction and maintain a watchful eye for ways to expand and grow the existing relationship.

We generally provide our on-line e-commerce solutions pursuant to written contracts with terms ranging from six months to three years. Typically, our contracts contain renewal and/or extension options. We generate revenue based on several factors within each individual campaign. Such components are: (i) a flat fee for each hour our TSRs/Net Reps devote to the specific client's campaign,
(ii) a fee based on the performance of our TSRs/Net Reps, i.e. number of sales made, appointments booked or transaction processed, or (iii) a combination of both.

In addition, most of our contracts require the client to pay ongoing fees relating to education and training of the TSRs/Net Reps to properly launch the client's campaign, setup and manage the campaign and develop, if necessary, the integration of software and technology.

Competition
-----------

The outsourced CRM and BDC management solutions provider industry is highly fragmented and competitive. Some competitors in this industry are starting to provide integrated Internet services with their current service offerings. Our competitors range from other small firms catering to specialized programs and/or short-term projects to large independent firms. We also compete with the in-house operations of many existing clients and potential clients. We believe that only a few competitors currently have the capability to provide fully integrated outsourced CRM and BDC management solutions. The principal competitive factors in this industry are quality of service, range of service offerings, flexibility and speed of implementing customized solutions to meet the clients' needs, capacity, industry specific experience, technological expertise and price.

Our leading edge technology and management experience in both the telecommunications and automotive industries sets us apart from our competition. Because of our ability to provide real value at competitive pricing we can reduce our clients' telemarketing costs without reducing performance or quality. This is achieved through uniquely sizing our contact centers, which are smaller and more flexible in nature than our competitors. This flexibility together with our more efficient use of TSRs/Net Reps allows us a broader selection from the labor pool within each geographical area.

Furthermore, any new UCC we may establish can operationally leverage off our primary command center, which should result in lower start up costs. Our proprietary and third party technology costs associated with routing and distributing calls across multiple locations is substantially lower than contact centers with legacy technology.

The presentation skills of our TSRs/Net Reps, combined with our management team, are constantly enhancing performance and customer satisfaction. Our TSRs/Net Reps multi-task across multiple channels. Our ability to custom-tailor our software and technology allows us to provide our customers with customized programs, timely monitoring, multiple channels and rapid deployment of new campaigns.

Proprietary Rights and Licenses
-------------------------------

We have made significant investments in the development of our proprietary software systems and hardware platforms. We rely on a combination of the protections provided by applicable copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures, to establish and protect our proprietary rights. We do not license any of our software or hardware designs for use by others. Despite these precautions, there can be no assurance that misappropriation of our proprietary software and hardware designs will not occur. Certain of our products incorporate technology and software licensed by us from independent third parties. Generally, these licenses have required payment of a license fee for the licensed technology.

We will register or apply to register our trademarks when we believe registration to be important to our ongoing business operations. We have registered and own the Internet domain names HelpMeNow.com and Intercallnet.net, which we are currently using in the operation of our business. We currently do not have any United States patents.

Although we believe that our intellectual property rights do no infringe upon the proprietary rights of third parties, there can be no assurances that third parties will not assert infringement claims against us.

Government Regulations
----------------------

Teleservice sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act, which was enacted in 1991, authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December of 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "Sales Rule"), which went into effect in January 1996. This Sales Rule applies to most direct teleservice telemarketing calls and certain operator teleservices telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. The FTC has initiated administrative rule making proceedings to review and possibly remove the Sales Rule. We cannot predict whether any modifications will be made to the Sales Rule, and if so, what impact such revisions would have on our business, results of operations or financial condition.

In addition to federal legislation and regulation, there are numerous state statutes and regulations governing telemarketing activities. For example, states such as Alaska, Florida, Georgia and New York have passed binding "do not call" lists, for which consumers can sign-up and prevent unwanted solicitation. Many states such as Alabama, Michigan, New York and Texas have adopted day and time call limits more restrictive than those imposed by the FTC.

Other pending state legislation would prohibit telemarketers from blocking their identities on consumers' telephone caller identification equipment, prohibit telemarketing calls during the hours of 5 pm to 7 pm, and impose civil penalties of up to $10,000 for telemarketers that violate the "do not call" lists.

Increased use of predictive dialers has also led to public requests for government restriction. Predictive dialers can hang up on a recipient if the sales representative is not available and often result in a lag between the point when the recipient answers the call and the sales representative first makes verbal contact. In addition, the efficiency of the predictive dialer has led to an increase in the number of calls that sales representatives place to peoples' homes, increasing the desire for relief from some consumers.

Recently, the Kansas legislature passed a law requiring call center agents to first make verbal contact within five seconds of a recipient answering the call when a predictive dialer is used. If no one answers the call, the recipient's voice mail must receive a prerecorded message stating the caller's name and company, without any promotional content.

The industries we serve may also be subject to varying degrees of government regulation. Generally, in these instances, we rely on our clients and their advisors to develop and provide us with the scripts for each campaign. We generally require our clients to indemnify us against claims and expenses arising with respect to the scripts provided by our clients.

We comply with federal and state regulations by comparing all lists to "do not call" lists and we subscribe to the American Teleservices Association to ensure our records are continually updated to ensure compliance with all federal and state telemarketing regulations. We believe we are compliance in all material respects with all federal and state telemarketing regulations. There can be no assurances, however, that our practices and methods would not be subject to regulatory challenge.

Employees
---------

As of June 30, 2001, we had approximately 20 full time employees, and approximately 120 leased service representatives obtained through a temporary staffing agency. Our employee costs are categorized as payroll, while our leased representatives are categorized as direct labor. We believe that our relations with our employees are good. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Recent Developments
-------------------

In May 2001, we named George A. Pacinelli as President, replacing former president Scott R. Gershon. Mr. Gershon remains the Chief Executive Officer, Chairman of the Board of Directors and a Director of the Company.

Merger
------
On December 21, 2000, we entered into a Plan of Reorganization and Merger Agreement ("Merger Agreement") with Never Miss A Call ("NMC") and NMC Acquisition Corp, a Nevada corporation, which was a wholly-owned subsidiary of NMC. Pursuant to the terms of the Merger Agreement, the closing of which occurred on January 26, 2001, NMC, through the subsidiary, merged with ICN and issued and outstanding securities of ICN were canceled. NMC issued 1.25 shares of its common stock for each share of ICN common stock to former ICN shareholders. ICN outstanding warrants became warrants to purchase shares of NMC's common stock on the same conversion basis. Post-closing, ICN's former shareholders owned approximately 79.5% of the issued and outstanding shares of NMC (excluding shares of stock underlying warrants).

Although NMC is the legal surviving entity, for accounting purposes the merger is treated as a purchase business acquisition of NMC by us (a reverse merger) and as a result our company was re-capitalized. For accounting purposes, we were the acquirer because our former stockholders' received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of NMC. As a result, our company was re-capitalized to reflect the authorized stock of the legal surviving entity. Since we were the acquirer, for accounting purposes, NMC's fiscal year end of December 31st was changed to our fiscal year end June 30th.

On April 19, 2001, the Company effected a re-incorporation from Nevada to Florida and changed its name to Intercallnet, Inc. In April 2001, we also effected a 3.5 to 1 forward stock split of the outstanding shares of our common stock.

Recent Significant Accounting Pronouncements
--------------------------------------------

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. SFAS No. 143 addresses accounting for obligations associated with the retirement of tangible long-lived assets. We are currently evaluating these statements but do not expect that they will have a material impact on our financial position, results of operations, or cash flows.

Factors That May Affect Future Operating Results
-------------------------------------------------

We make statements in this Report on Form 10-KSB as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements, which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

Limited Operating History ~ Continuing Operating Losses
-------------------------------------------------------
We have a limited history of operations. Since ICN's inception in July of 1999, we have engaged primarily in the designing, developing, building and implementing the technology, the primary command center, the research and development of the proprietary industry specific programs and the management team. We have incurred net operating losses since our inception. At June 30, 2001, we have an accumulated deficit of approximately $4,000,000. Such losses have resulted primarily from costs associated with research and development and from general and administrative costs associated with our operations.

Uncertainty of Future Profitability
-----------------------------------
We have incurred losses since our inception and continue to require additional capital to fund operations and capacity and facilities upgrades. Our fixed commitments, including salaries and fees for current employees and consultants, equipment rental, and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow for at least 6 months, due to expected increases in working capital needs and ongoing losses. We intend to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, selling equity and/or debt securities and/or a sale-lease back transaction of our equipment. The Company is currently in negotiations to sell and lease back equipment valued at approximately $850,000. The Company believes such a transaction, if completed, would generate a substantial portion of the funds required without further dilution to shareholders, unlike selling additional equity securities. Unless we are successful in our efforts to achieve break-even cash flow and subsequent profitability and raise capital through sales of securities and/or entering into a sale-lease back transaction, we believe we may not be able to continue operations for the next twelve months. We have put a plan into effect to achieve profitability in fiscal year 2002; however, there can be no assurances that the Company will be able to successfully achieve the plan.

Going Concern Considerations
----------------------------
Our financial statements appearing in Item 13 of this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional capital by achieving break-even cash flow from operations and selling equity and/or debt securities and/or a sale-lease back transaction on our equipment. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

Uncertain Ability to Meet Capital Needs
---------------------------------------

We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing or a sale lease back transaction on our equipment. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.

Reliance on a Few Major Clients
-------------------------------
We focus our marketing efforts on developing long-term relationships with companies in our targeted industries of telecommunications and automotive. Revenue from two customers accounted for approximately 83% and 15%, respectively, of total revenue for the fiscal year ended June 30, 2001 and all revenue for the period ended June 30, 2000 of $268,689 was from a single customer. As a result, we derive a substantial portion of our revenues from relatively few clients. There can be no assurances that we will not continue to be dependent on a few significant clients, that we will be able to retain our clients, that the volumes of profit margins will not be reduced or that we would be able to replace such clients or programs with similar clients or programs that would generate a comparable profit margin. Consequently, the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition.

Dependence on the Success of our Clients' Products
--------------------------------------------------
In our clients' campaigns, we generate revenue based on: (i) a flat fee for each hour our TSRs/Net Reps devotes to a specific clients' campaign, or (ii) a fee based on the performance of our TSRs/Net Reps, i.e. number of sales made, appointments booked or transactions processed, or (iii) a combination of both. As a result, the amount of revenues generated from any particular client campaign is generally dependent upon the interest of the customer in the client's products and or services.

Economic Downturn
-----------------
Our ability to enter into new multi-year contracts may be dependent upon the general economic environment in which our clients and their customers are operating. A weakening of the U.S. or global marketplace could cause longer sales cycles, delays in closing contracts for new business and slower growth under existing contracts. Since inception we have not experienced such economic downturns. As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations. As of September 21, 2001, there has been no decline in the Company's revenues or cancellation of client contracts as a result of the terrorist attacks. We cannot assure this will continue to be the case.

Our Contracts
-------------
Our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client campaign may fluctuate, sometimes significantly, throughout the various stages of the campaign. Although we seek to enter into multi-year contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled campaign or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client campaign. In addition, some of our contracts limit the aggregate amount we can charge for our services, and some prohibit us, during a client's campaign, from providing similar services to the client's direct competitor.

Cost and Price Increases
------------------------
Only a few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

Changing Technology
-------------------
Our business is highly dependent on our computer and communications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing contact centers; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

Key Personnel
-------------
Continued growth and profitability will depend upon our ability to maintain our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. We recently appointed George A. Pacinelli as President. Mr. Pacinelli assumed such position from Scott R. Gershon who continues as our Chief Executive Officer, Chairman of the Board of Directors and a Director of the Company. Competition in our industry for executive-level personnel is fierce and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees, or that we can do so on economically feasible terms.

Labor Forces
------------
Our success is largely dependent on our ability to recruit, hire, train and retain qualified personnel. Our industry is very labor intensive and has experienced high personnel turnover. A significant increase in our personnel turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale campaigns, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management campaigns. Because significant portions of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition.

Competitive Market
------------------
We believe that the market in which we operate is fragmented and highly competitive and that competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations or financial condition.

Business Acquisitions or Joint Ventures May Disrupt Our Business, Dilute
------------------------------------------------------------------------
Shareholder Value or Distract Management's Attention
----------------------------------------------------
As part of our business strategy, we may consider acquisition of, or investments in, businesses that offer services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:
(i) difficulty in assimilating the operations, products and personnel of the acquired business; (ii) potential disruption of our ongoing business; (iii) unanticipated costs associated with the acquisition; (iv) inability of management to manage the financial and strategic position of acquired or developed services and technologies; (v) the division of management's attention from our core business; (vi) inability to maintain uniform standards, controls, policies and procedures; and (vii) impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

Business Interruption
---------------------
Our operations are dependent upon our ability to protect our contact centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our contact centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

Varying Quarterly Results
-------------------------
We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors may include, but not be limited to, the timing of new contracts; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; labor strikes and slowdowns; and the seasonal pattern of certain businesses serviced by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

Penny Stock Regulations and Restrictions
----------------------------------------
The Securities and Exchange Commission (SEC or Commission) has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of September 21, 2001, the closing price of our common stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell our common stock and may adversely affect the ability of investors to sell their shares.

Possible Volatility of Stock Price
----------------------------------
The price of our common stock has fluctuated substantially since it began trading on the Over-the-Counter Bulletin Board (OTCBB) on May 22, 2001. The market price of the shares of common stock is likely to continue to be highly volatile. Factors such as a substantial number of our issued and outstanding shares becoming subject to Rule 144 in late January 2002, terms of any equity and/or debt financing, fluctuations in our operating results and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of the common stock.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see other sections of this report and our other periodic reports we have filed with the SEC for more information on these factors.



Item 2.  Description of Property
         -----------------------

Our corporate headquarters are located in our Cypress Creek facility at 6340 NW 5th Way, Fort Lauderdale, Florida. We also lease a second call center facility located in Margate, Florida, which is also in the Fort Lauderdale area of South Florida.

Our Cypress Creek facility is approximately 11,556 square feet and houses our corporate headquarters and our contact center with up to 140 workstations dedicated to our outbound and inbound voice technologies as well as our on-line e-commerce solutions. This facility was constructed for and is planned to be our 24 x 7 contact center though, currently not operating at such maximum capacity. This facility is leased pursuant to a seven-year operating lease commencing November 1, 2000 and terminating October 31, 2007. The annual obligation during the first year was approximately $180,000 and is scheduled to increase 5% per annum over the term of the lease.

Our Margate facility is approximately 7,600 square feet with capacity up to 120 workstations dedicated to our outbound voice related technologies. This facility is leased pursuant to a four-year operating lease commencing April 1, 2000 and terminating March 31, 2004. The annual obligation during the first year was approximately $84,000 and is scheduled to increase 5% per annum over the term of the lease.

Based on anticipated growth of our business, we may experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand contact centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a contact center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented.

Item 3.  Legal Proceedings
         -----------------

LAWRENCE A. LOCKE, INDIVIDUALLY AND ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED VS. MARKET NEWS ALERT AND INTERCALLNET, INC., CIRCUIT COURT OF THE STATE OF OREGON, CASE NO. 0108-08304. The Company was recently served a summons and complaint in this matter, which seeks class action status and which alleges that the defendant, Market News Alert, was retained by a third party investor in the Company who paid cash consideration to such defendant to reprint and distribute a one page report on the Company, that the Company allegedly caused such report to be sent to the plaintiff, and that such purported action allegedly constitutes an unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 and the regulations promulgated thereunder. The Company has been advised by plaintiff's counsel that an amended complaint, alleging monetary damages, will be filed and served shortly. The Company believes such allegations concerning the Company to be without any merit and plans to vigorously defend any proceeding should this action be further pursued.

From time to time, the Company is subject to lawsuits and claims, most of which arise out of its operations and are incidental to its business. The Company is not currently subject to any other claims, actions and/or proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On April 19, 2001, the Company effected a reincorporation from Nevada to Florida. Such reincorporation was accomplished pursuant to a plan and agreement of merger, a copy of which was filed as an exhibit to a definitive information statement filed with the SEC on March 14, 2001. Simultaneous with such reincorporation, the Company's name was changed to Intercallnet, Inc. (OTCBB symbol: ICLN).

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

In connection with the foregoing, the Company's Board of Directors and the holders of a majority of the Company's issued and outstanding common stock voted to amend the Company's Articles of Incorporation to provide for 50,000,000 shares of common stock, par value $0.0001, 2,000,000 shares of blank check preferred stock, par value $0.0001, a 3.5 to 1 forward stock split and approved of the adoption of a stock option plan for 1,500,000 shares of our common stock.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

The Company's common stock is listed for trading under the symbol "ICLN" on the Over-the-Counter Bulletin Board (OTCBB), which is regulated by the National Association of Securities Dealers, Inc. (NASD). The following bid quotations have been reported for the period beginning May 22, 2001, when the Company's common stock commenced trading on the OTCBB:

                                             Bid Prices
                                       --------------------
           Period                      High             Low
-------------------------------        -----           -----
Quarter Ended June 30, 2001            $3.00           $2.00


Prior to May 22, 2001, there had been no public trading of the common stock under its current symbol ICLN or the prior symbol NVRM.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of September 21, 2001, there were 182 holders of record of the Company's common stock and 12,180,735 shares of common stock issued and outstanding. As of the same date, no shares of the Company's preferred stock are issued or outstanding. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

Of the 12,180,735 shares of outstanding common stock, 9,730,735 shares are restricted securities of the Company within the meaning of Rule 144 (a) (3) promulgated under the Securities Act of 1933, as amended (Securities Act). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the company (a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent of the shares of that class then outstanding, or (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Company for at the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. The holders of approximately 9,488,104 shares of the Company's restricted securities will become eligible to sell under Rule 144 on January 26, 2002.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Dividends
---------

The Company has not declared or paid any dividends to its shareholders of common stock since its inception and does not anticipate paying any such dividends in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand the Company's business. Any future payment of dividends will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

Recent Sales of Unregistered Securities
---------------------------------------

For the period April 1, 2001 through June 30, 2001, the Company sold the following securities pursuant to Section 4(2) under the Securities Act based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

On May 9, 2001, the Company issued 65,217 shares of its common stock to an individual for gross proceeds of $75,000 or $1.15 per share.

In addition, the Company also issued 50,000 shares of common stock on May 31, 2001, to an entity for services to be rendered and placed a value of $57,500 on these shares.

Stock Options
-------------

In February 2001, the Company's Board of Directors and the holders of a majority of the Company's issued and outstanding common stock approved the adoption of a non-qualified stock option plan (the "Plan"). This Plan allows for the grant to eligible employees and eligible participants of options to purchase up to 1,500,000 shares of the Company's common stock. The Plan is administered by the Board, or at its discretion, a committee appointed by the Board. The Board or the appointed committee shall administer the Plan, select the eligible employees and eligible participants to whom options will be granted, set the exercise price, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the Plan.

During the year ended June 30, 2001, the Company issued 610,000 stock options to employees of the Company of which 475,000 stock options vested immediately and the remaining 135,000 options vest over three years. The Company also issued 250,000 stock options, outside of the Plan, for services provided by other than employees of the Company and these options vest over three years. The exercise price of 300,000 options is $0.05, and the remaining 560,000 options have an exercise price of $0.50. The shares of common stock underlying all the stock options are restricted securities subject to Rule 144.


Item 6. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto appearing in Item 7 of this Report.

General
-------

We make statements in this Report on Form 10-KSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 (Exchange Act) that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Sometime these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We do not assume the obligation to update any forward-looking statements. See Item 1. Description of Business - Factors That May Affect Future Operating Results.

The Company is a 21st century interactive multi-media contact center which, enables us to communicate with our clients' customers across all channels of communications, on an outsourced basis. These channels of communications include traditional inbound and outbound voice communication as well as on-line technology and services. The uniqueness of the technology utilized by the

Company allows for full integration of solutions to provide the efficiencies and effectiveness desired in communicating with our clients' customers.

Recent Developments
-------------------

In January 2001, the Company's wholly-owned subsidiary merged with a Nevada corporation and certain shares of common stock were cancelled and reissued.

In April 2001, we re-incorporated from Nevada to Florida and effected a 3.5 to 1 forward stock split.

In May 2001, we named George A. Pacinelli as President, replacing former president Scott R. Gershon. Mr. Gershon remains the Chief Executive Officer, Chairman of the Board of Directors and a Director of the Company.

On May 22, 2001, our common stock commenced trading on the OTCBB under the symbol "ICLN."

Results of Operations
---------------------

The fiscal year ended 2001 was the Company's primary development year in its present business focus. The Company was dedicated to designing, developing and implementing the technology, establishing the primary command center, researching and developing the proprietary industry specific programs and establishing the management team.

The proprietary industry specific programs the Company has designed required an extensive amount of (i) research and development of the specific industries we are focused on to identify the appropriate needs and opportunities within such industries, (ii) identification of competitors' products and applications and the success or failure of such products and applications and (iii) building relationships with new customers within these focused industries.

Associated with the Company's technology was the establishment of our primary command center to house and protect the equipment underlying the technology and networks and support our planned growth. As a result, facilities expenses increased from $72,181 for the period ended June 30, 2000 to $729,812 for the year ended June 30, 2001. The Company made capital expenditures to develop and support the technology and contact centers of approximately $1,675,000 which has resulted in an increase in depreciation and amortization expense from $17,581 for the period ended June 30, 2000 to $398,002 for the year ended June 30, 2001.

During the year ended 2001 we added several key employees to our management team, such as our President, Director of Systems Integration, and Chief Financial Officer as well as several support team employees. The addition of our key employees and support team employees has resulted in an increase in payroll and payroll related expense from $90,832 for the period ended June 30, 2000 to $756,206 for the year ended June 30, 2001. To attract and retain key members of management, the Company granted below fair market value stock options and as a result recognized a charge to earnings of $822,600 for the year ended June 30, 2001. There were no stock options granted during the period ended June 30, 2000.

Revenue from two customers accounted for approximately 83% and 15%, respectively, of total revenue for the fiscal year ended June 30, 2001 and all revenue for the period ended June 30, 2000 of $268,689 was from a single customer. Of the $1,267,672 in revenues for the year ended June 30, 2001, approximately 30% was a result of pilot programs. These pilot programs were necessary to test the market penetration and potential performance, as well as profit margins, and the success within the industries in which the Company decided to focus and the determination of the actual costs associated with our industry specific programs to build the financial and business model. Since pilot programs are generally billed at or below actual costs and the fiscal year ended June 30, 2001 was the Company's primary development year in its present business focus, the Company incurred a net loss for the year ended June 30, 2001 of $3,794,282 as compared to a net loss of $522,210 for the period ended June 30, 2000.

As a result of operating under pilot programs coupled with a full year of operations, the Company has created a financial and business model to determine the margins required under an industry specific program and our contracts subsequent to June 30, 2001 have been adjusted accordingly. The Company's services are generally provided pursuant to written contracts with terms ranging from six months to three years. Typically, our contracts contain renewal and/or extension options. They also generally provide for termination upon 60 days written notice from either party with or without cause. We generate revenue based on several factors within each individual campaign. Such components are:
(i) a flat fee for each hour our TSRs/Net Reps devote to the specific client's campaign, or (ii) a fee based on the performance of our TSRs/Net Reps, i.e. number of sales made, appointments booked or transaction processed, or (iii) a combination of both.

Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers. The Company manages its direct labor costs through a flexible staffing and scheduling program by utilizing a temporary staffing agency. Direct labor rates fluctuate based upon local market factors such as the size and availability of a part-time workforce in addition to local economic growth as well as the required language and skill set. Labor rates are adjusted, as necessary, to attract the required number of TSRs/Net Reps during seasonal fluctuations, if any.

Based on the increase in revenue as a result of operating pilot programs, direct labor costs increased from $236,038 for the period ended June 30, 2000 to $1,138,194 for the year ended June 30, 2001. Direct labor as a percentage of revenue may vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor as a percentage of revenue may vary, sometimes significantly, from period to period. For the year ended June 30, 2001 direct labor was 90% of revenue and for the period ended June 30, 2000 direct labor was 88% of revenue. Direct labor as a percentage of revenue did not vary significantly as a result of operating under pilot programs that are generally billed at or below actual costs.

Professional fees increased $778,075 or 792% from $98,291 for the period ended June 30, 2000 to $876,366 for the fiscal year ended June 30, 2001, due to the increased costs of legal and accounting fees associated with the merger and the increased costs of consultants utilized by the Company during the year ended June 30, 2001 to establish the management team, design the technology and develop the proprietary industry specific programs.

Selling, general and administrative expenses, which consist of all other expenses that support the building of and ongoing operation of the Company such as office expenses, insurance expense, advertising, sales and marketing increased $300,931 from $92,051 for the period ended June 30, 2000 to $392,982 for the year ended June 30, 2001 as a result of the growth experienced by the Company.

Interest income increased $59,477 or 318% from $18,688 for the period ended June 30, 2000 to $78,165 for the year ended June 30, 2001 due to an increase in cash held in interest bearing accounts during the year ended June 30, 2001.

Interest expense increased to $25,957 during the year ended June 30, 2001 due to an increase in debt financing from $120,000 at June 30, 2000 to $448,613 at June 30, 2001.

As previously stated, the fiscal year ended 2001 was the Company's primary development year in its present business focus. Our strategy was to develop the following: (i) our technology, (ii) our proprietary industry specific programs and (iii) our management team. The Company believes that each of these components within our strategy have been systematically accomplished within the Company's budget, which we attribute to our experienced staff of industry professionals.

Subsequent to June 30, 2001, the Company has entered into two master services agreements with unrelated third parties to provide comprehensive telemarketing services, both under three-year customer acquisition programs. Both master services agreements include provisions for individual projects and the compensation terms for such projects, which entail performance based fees, i.e., number of sales made, appointments booked or transactions processed. As of September 21, 2001, these two new contracts have generated approximately $330,000 of new revenue.

Subsequent to June 30, 2001, the Company has also reviewed two pilot programs and determined not to convert the pilot programs into long-term contracts as the gross margin results do not support the Company's financial and business model.

As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations. As of September 21, 2001, there has been no decline in the Company's revenues or cancellation of client contracts as a result of the terrorist attacks. We cannot assure that this will continue to be the case.

Liquidity and Capital Resources
-------------------------------

The Company's primary source of liquidity has been cash flow from the private sale of common stock and borrowings under its revolving bank line of credit.

The Company has a one-year secured revolving line of credit agreement with a commercial bank under which it may borrow up to $500,000. Interest is payable at a fixed rate of 7.50%. This revolving line of credit is secured with a $500,000 certificate of deposit.

During June 2000, the Company issued a promissory note to an unrelated third party for $120,000 to finance certain office equipment and a licensing agreement. The note will be paid in 36 equal installments of approximately $3,800 plus interest. The note bears interest at a fixed rate of 9.00%.

Throughout fiscal year 2001, the Company financed approximately $189,900 of computer equipment pursuant to capital leases over a period of 24 months, which bear interest from approximately 12% to 25%.

At June 30, 2001, the Company executed lease agreements for certain office equipment pursuant to operating leases for a period of two years. Such lease agreements are not effective as of June 30, 2001 as the underlying equipment has not been installed. When the equipment is installed, currently anticipated to be in November or December of 2001, and the lease agreements become effective, the lease payments will be approximately $12,600 per month.

Net cash used in operating activities was $2,005,586 for the year ended June 30, 2001, compared to net cash used in operating activities of $460,721 for the period ended June 30, 2000. The increase in 2001 from 2000 was primarily due to an increase in the net loss as a result of the expenditures required to build the Company's infrastructure.

Net cash used in investing activities was $1,577,601 for the year ended June 30, 2001, compared to net cash used in investing activities of $500,277 for the period ended June 30, 2000. The increase in net cash flow used in investing activities was primarily due to investments in the Company's second contact center to build the infrastructure and support the growth in the Company's business.

Net cash provided by financing activities was $3,129,239 for the year ended June 30, 2001, compared to net cash provided by financing activities of $1,775,725 for the period ended June 30, 2000. The increase in net cash flow provided by financing activities was primarily due to the proceeds from the Company's private sale of common stock during the year ended June 30, 2001.

The Company has incurred losses since its inception, and it continues to require additional capital to fund operations and capacity and facilities upgrades. Subsequent to June 30, 2001, the Company raised $302,500 through the private sale of unregistered securities.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, and selling equity and/or debt securities and/or a sale-lease back transaction of our equipment. The Company is currently in negotiations to sell and lease back equipment valued at approximately $850,000. The Company believes such a transaction, if completed, would generate a substantial portion of the funds required without further dilution to shareholders, unlike selling additional equity securities.

Unless the Company is successful in its efforts to achieve break-even cash flow and subsequent profitability and raising capital through sales of securities and/or entering into a sale-lease back transaction, management believes that the

Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitability in fiscal year 2002; however, there can be no assurances that the Company will be able to successfully achieve the plan.

Capital Expenditures
--------------------

The Company's operations will continue to require capital expenditures for real estate and capacity and facilities upgrades. Capital expenditures for the year ended June 30, 2001 consisted primarily of furniture, telephone and computer equipment purchases associated with the addition of our new contact center and the overall establishment of the Company's infrastructure. The Company currently projects its capital expenditures for fiscal year 2002 to range from approximately $2.0 million to $2.5 million primarily for capacity expansion and upgrades at existing facilities to support the anticipated growth based on the master services agreements the Company has entered into subsequent to June 30, 2001. The Company plans to finance these capital expenditures through cash flow from operations and subsequent profitability, and raising capital through sales of securities and/or entering into a sale-lease back transaction. We cannot assure the success of any of such efforts.

Inflation
---------

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurances that the Company's business will not be affected by inflation in the future.

Seasonality
-----------

We generally believe that our business is not seasonal.


Item 7.  Financial Statements
         --------------------

The Company's consolidated financial statements and the notes thereto appear in
Item 13 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         ------------------------

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The following table sets forth the names, ages and positions held with respect to each Director, Executive Officer, and significant employees expected to make a significant contribution to the Company:

Name of Officer                      Age    Position With Company
--------------------------------------------------------------------------------

Scott R. Gershon......................45    Chief Executive Officer, Secretary,
                                            Treasurer, Chairman of the Board of
                                            Directors and Director

George A. Pacinelli...................43    President and Director

Paul A. Cifaldi.......................59    Chief Operating Officer and Director

Stephanie L. Brady....................32    Chief Financial Officer

Joel Suarez...........................28    Director of Systems Integration


There are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the SEC. None of the Company's directors have been involved in legal proceedings.

All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Our employee directors have not received any additional compensation since inception for acting in such capacity and the Company has no plans to establish such a compensation plan.

Scott R. Gershon the founder of ICN, has been the Registrant's Chief Executive Officer and Chairman of the Board of Directors since consummation of the Merger Agreement. He has extensive experience in the telecommunications business arena primarily in the pay per call segment. Mr. Gershon was a limited partner in Joyride Partnership, a direct marketing company and call center operation located in Miami, Florida. In that position Mr. Gershon participated in the production of television commercials and print advertising. Mr. Gershon was also retained as a consultant to Inphomation Communications Inc., a direct marketing company located in Baltimore, Maryland, involved in the production of television infomercials where he provided creative and management services. Prior to and concurrent with these activities, Mr. Gershon was a principal in the Gershon Group, a highly successful interior design firm located in Miami and New York.

George A. Pacinelli the Company's President since May 2001 and a director since June 2001, is a longtime executive in the voice and data communications technology sector with over 20 years of experience. He was previously associated with the Company as a consultant since July 2000. He has served in senior management positions with companies such as Claricom, Executone and Contel, where he distinguished himself in the areas of business development and management where he received numerous awards and recognition for outstanding achievements in both sales and management. Most recently, he founded eTC, Inc - a telecommunications consulting firm based in Florida that specializes in voice/data networking, cellular/wireless technologies, and Internet access. Mr. Pacinelli is a graduate from the University of Florida with a degree in Business Administration and Marketing.

Paul A. Cifaldi has been the Registrant's Chief Operating Officer and a director since the consummation of the Merger Agreement. Mr. Cifaldi has over 30 years of systems experience from PCs to main frames. Mr. Cifaldi was involved as a consultant to management in the commencement and operation of call centers in Melbourne and Fort Lauderdale, Florida dealing with mortgage applications, surveys and database management enhancement. His systems career started in banking with Chemical Bank in 1963. He worked at Honeywell Inc. from 1966 to 1971. Mr. Cifaldi while employed at Datatron was a pioneer in the service bureau business and database technology from approximately 1968 to 1970, servicing magazine publishers with an aggregate of upwards of 30 million subscribers. He next ran the Data Center for the Board of Cooperative Education Services, an educational service bureau, from approximately 1970 to 1975 providing service to 30 school districts on Long Island, New York. From there, Mr. Cifaldi was recruited by Avon Corporation in 1976 to become Vice President of Information Systems. In this capacity he ran his first call center and was a pioneer in database technology for cataloging operations.

Stephanie L. Brady the Company's Chief Financial Officer since June 2001, has over ten years experience working in the financial arena and is a Certified Public Accountant from New York State. She has served in positions of Director of Financial Reporting and Controller for NYSE and NASDAQ companies as well as Assistant Controller for Bell Canada International. Prior to working with publicly traded companies, Ms. Brady spent over five years with Deloitte & Touche in New York City and Washington, D.C. and Pricewaterhouse Coopers in

Florida. Ms. Brady earned her Bachelors degree in Accounting from Baruch College, City University of New York, New York City.

Joel Suarez the Director of Systems Integration since December 2000, is an information technology professional, who specializes in contact center technologies. Mr. Suarez has extensive knowledge and experience with predictive dialers, ACD, IVR, and CTI technologies as well as application development, and enterprise call routing solutions. Mr. Suarez has provided technical solutions for companies such as American Express, AT&T, Priceline.com, Political Agencies and the U.S. Census Bureau 2000. He has served as Senior Technical Manager and Systems Administrator for Precision Response Corporation and as a call management specialists for AT&T American Transtech. Mr. Suarez has managed multiple call centers and is technically certified in many disciplines within information and communications systems technologies. Mr. Suarez is a board member on the Davox User Group Association.

The following persons were appointed to the Company's Advisory Board effective June 29, 2001:

Jordan Zimmerman has had an extensive history in corporate development. He built, as CEO and Chairman, Zimmerman & Partners Advertising, one of the largest advertising agencies in the Southeastern United States and the 22nd largest in the U.S. before selling it to Omnicom Group Inc. in 1999. Mr. Zimmerman is Chairman and CEO of Informed Communication Systems, (ICS). ICS offers the Auto Loan Phone, which is an interactive voice response system (IVR) that distributes special credit customer leads to automotive dealers. ICS also offers ZTrac, the first Internet-based real-time measuring platform for traditional media. Mr. Zimmerman also is Chairman and CEO of National Theft Deterrent Systems, (NTDS) an automotive dealer theft deterrent window etching system.

Tim Hewett is the owner of Tim Hewitt & Associates, an insurance broker through the State Farm Insurance Companies. Mr. Hewett has been appointed to the Board of Governors for the Florida Joint Underwriting Association for Medical Malpractice Insurance Companies and is the Chairman elect and has been appointed to the Board of Directors of The Foundation for Florida's Graduates. In addition, Mr. Hewett currently sits on the Board of Advisors for the Broward County Chamber of Commerce and Toccoa Falls College.

The following persons were the Company's Executive Officers and Directors prior to the consummation of the Merger Agreement:

Cal Woodruff was the President, CEO and Director of NMC from NMC's inception. Since 1996, Mr. Woodruff had also been the Coordinator of DERA Voice Mail Service and DTE Residents Association in Vancouver, B.C., Canada, where he created a successful low-cost voice mail system for individuals without telephones from the ground up. From 1997 to 1999, Mr. Woodruff was a Computer Trainer for Neil Squire Foundation in Burnaby, B.C., Canada where he trained mentally and physically disabled people on various aspects of computer usage. In 1997, he was also a Contract Programmer for Norstat International of Surrey, B.C., Canada, where he developed custom file comparison programs in Canada for Intel format binary files.

Robert Gelfand was the Executive Vice President, Secretary, Treasurer and a Director of NMC from NMC's inception. From July 1996 through January 26, 2001, Mr. Gelfand was also an owner of Star Asia Capital Group Co. LTD., a venture capital company located in Bangkok. From September 1997 to June 1998, the Mr. Gelfand was an officer, director and principal shareholder of Golf Innovations Corp., a publicly traded Nevada corporation engaged in the business of marketing and distributing golf-related products. From August 1998 to April 1999, Mr. Gelfand was an officer, director and principal shareholder of Pac-Rim Consulting Inc., a publicly traded Nevada corporation engaged in the business of real estate consulting. From August 1997 to January 1999 he was an officer, director and principal shareholder of Meximed Industries, Inc., a publicly traded Nevada Corporation engaged in the business of distributing medical products. From January 1995 to June 1996, he was a self-employed financial consultant.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act and the rules there under require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with, except that the Farrington Family Trust filed a Form 3 eight days after it was otherwise due to be filed and each of Cal Woodruff and Robert Gelfand, the Company's former President/Chief Executive

Officer/Director and Executive Vice President/Director, respectively, prior to consummation of the Merger Agreement, did not file a Form 3.


Item 10. Executive Compensation
         ----------------------

The following table sets forth, for the fiscal years ended June 30, 2001 and 2000 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose individual aggregate annual salary and bonus for fiscal year 2001 exceeds $100,000, with respect to services rendered by such persons to the Company and its subsidiaries.

No executive officer or director prior to the consummation of the Merger Agreement received any cash remuneration since the inception of NMC and no remuneration of any nature had been paid for on account of services rendered by a director in such capacity.

                                 - Annual Compensation -               - Long-Term Compensation  (2) -

                                                        Other (1)    Restricted       Under-       Other
    Name and                                             Compen-       Stock          lying       Compen-
Principal Position         Year     Salary      Bonus     sation       Awards        Options      sation
-----------------------------------------------------------------------------------------------------------
Scott R. Gershon, CEO      2001    $240,500    $10,000    - 0 -        - 0 -         - 0 -     none
Chairman of the Board      2000      - 0 -     $16,000   $40,000       - 0 -         - 0 -     none

George A. Pacinelli        2001    $156,000    $20,000   $54,000       - 0 -        300,000    none
President and              2000      - 0 -      - 0 -     - 0 -        - 0 -         - 0 -     none
Director
------------------------------------------------------------------------------------------------------------

(1)   Represents fees paid on a consulting basis prior to becoming an employee.
(2) The Company has not entered into any Long-Term Incentive Plan Awards since inception.



Stock Option Grants
-------------------

The following table contains information concerning stock option grants to each of the named executive officers for the fiscal year ended June 30, 2001. There were no stock option grants during the fiscal year ended June 30, 2000. During the fiscal year ended June 30, 2001, there were no stock options exercised by such persons. No stock appreciation rights were granted to these individuals during the fiscal years ended June 30, 2001 and June 30, 2000.

                      No. of        % of Total
                   Securities        Options
                   Underlying        Granted to         Exercise
                     Options          Employees         Price per     Expiration
Name                 Granted      in Fiscal Year (3)    Share  (1)       Date
--------------------------------------------------------------------------------
S. Gershon            - 0 -            0.0%                n/a           n/a
G. Pacinelli         300,000 (4)      49.2%               $0.05          (2)
S. Brady             100,000          16.4%               $0.50          (2)

--------------------------------------------------------------------------------

(1)  Exercise price to be paid in cash.
(2) The options are exercisable in whole or in part at any time until the earlier to occur of: (i) the exercise of all options, and (ii) the expiration of ten years from the date of grant.
(3) Percentages are based upon the total number of options of the Company's common stock granted during the fiscal year ended June 30, 2001.
(4) The shares underlying the options have piggy-back registration rights if the Company proposes to register any of its securities under the Securities Act for sale to the public.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth (i) each of the Registrant's officers and directors, (ii) each person who is known by the Registrant's to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Registrant's officers and directors as a group:

 Title of             Name and Address of            Amount and Nature of          Percentage
  Class                Beneficial Owner              Beneficial Ownership         of Class (1)
------------------------------------------------------------------------------------------------

Common            Scott R. Gershon (2)                   3,062,500                  25.1%
                  c/o Intercallnet, Inc.
                  6340 NW 5th Way
                  Fort Lauderdale, Florida 33309

Common            Paul A. Cifaldi  (3)                     218,750                   1.8%
                  c/o Intercallnet, Inc.
                  6340 NW 5th Way
                  Fort Lauderdale, Florida 33309

Common            George A. Pacinelli (4)                  300,000 (4)               2.4%
                  c/o Intercallnet, Inc.
                  6340 NW 5th Way
                  Fort Lauderdale, Florida 33309


 Title of             Name and Address of            Amount and Nature of          Percentage
  Class                Beneficial Owner              Beneficial Ownership         of Class (1)
------------------------------------------------------------------------------------------------
Common            Stephanie L. Brady (5)                   100,000 (5)               0.8%
                  c/o Intercallnet, Inc.
                  6340 NW 5th Way
                  Fort Lauderdale, Florida 33309

Common            Farrington Family Trust                1,137,500 (6)               9.0%
                  7902 40th Street, N.W.
                  Gig Harbor, Washington 98335

Common            Pedro Yenidjeian                         787,500                   6.5%
                  c/o Dubo Enterprises, Inc.
                  8000 Governors Square Boulevard,
                  Suite 404
                  Miami Lakes, Florida 33016

Common            Officer and directors
                      As a group (4 people)              3,681,250 (7)              29.2%
------------------------------------------------------------------------------------------------

(1) All percentages are calculated based upon 12,180,735 shares issued and outstanding.
(2) Mr. Gershon is Chief Executive Officer, Chairman of the Board of Directors and a Director of the Company.
(3)  Mr. Cifaldi is Chief Operating Officer and a Director of the Company.
(4) Mr. Pacinelli is President and a Director of the Company. Represents fully vested stock options with an exercise price of $0.05 per share and an expiration period of 10 years from date of grant.
(5) Ms. Brady is Chief Financial Officer of the Company. Represents fully vested stock options with an exercise price of $0.50 per share and an expiration period of 10 years from date of grant.
(6) Includes warrants to purchase 437,500 shares of common stock at an exercise price of $0.57 per share exercisable for a period of three years.
(7)  See footnotes (1) through (4) above.

Rule 13d-3(d)(1)(i) under the Exchange Act, regarding the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through a means, including, but not limited to, the exercise of any option, warrant, right or conversion of a security. Any securities not outstanding that are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the shares indicated above.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

During the fiscal year ended June 30, 2001 and the period ended June 30, 2000, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as follows:

On June 29, 2001 the Company's Board of Directors granted options for each Mr. Pacinelli, Ms. Brady, and Mr. Suarez for 300,000, 100,000 and 75,000 shares of common stock, respectively. Mr. Pacinelli's options have a purchase price of $0.05 per share, and the remaining options have a purchase price of $0.50 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options and (ii) the expiration of ten years from the date of grant. As of September 21, 2001, no options have been exercised.

Pursuant to an agreement dated February 16, 2001, the Company repurchased 175,000 shares from a certain beneficial owner for a total of $200,000 in cash. Such certain beneficial owner retained the warrants to purchase additional common shares, which were originally issued with the repurchased shares.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)   The following documents are filed as a part of this report:

      1.    FINANCIAL STATEMENTS - beginning on page F-1 of this report:

         o  Independent Auditors' Report

         o  Consolidated Balance Sheets at June 30, 2001 and 2000
         o  Consolidated Statements of Operations for the Year Ended
            June 30, 2001 and for the Period July 30, 1999 (date of incorporation) through June 30, 2000
         o Consolidated Statement of Stockholders' Equity for the Year Ended June 30, 2001 and for the Period July 30, 1999 (date of incorporation) through June 30, 2000
         o  Consolidated Statements of Cash Flows for the Year Ended
            June 30, 2001 and for the Period July 30, 1999 (date of incorporation) through June 30, 2000
         o  Notes to Consolidated Financial Statements

      2.    EXHIBITS

            Exhibit No.                          Description

            2.0. Plan of Reorganization and Merger Agreement dated December 21, 2000 between the Company, NMC Acquisition Corp. and ICN (incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed with the Commission on January 22, 2001).

            2.1. Plan and Agreement of Merger dated April 16, 2001 between the Company and NMC (incorporated by reference to exhibit 2.1 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

            2.2. Articles of Merger filed with Nevada Secretary of State (incorporated by reference to exhibit 2.2 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

            2.3. Articles of Merger filed with Florida Secretary of State (incorporated by reference to exhibit 2.3 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

            3.1 Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

            3.2 Bylaws (incorporated by reference to exhibit 3.2 to the Company's Form 10-QSB filed with the Commission on May 21,
                   2001).

            4.1. Form of Intercallnet, Inc. Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

            4.2. Form of Intercallnet, Inc. Common Stock Purchase Warrant (incorporated by reference to exhibit 4.2 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

           10.1. Asset Purchase Agreement dated February 2000 by and between ICN and Barbara Hoffman re: HelpMeNow.com domain name (incorporated by reference to exhibit 10.1 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.2. 2001 Stock Option Plan (incorporated by reference to Exhibit E to the Company's Definitive Information Statement filed with the Commission on March 14, 2001).

           10.3. Master Lease Agreement dated June 2, 2000 by and between Cisco Systems Capital Corp. and ICN* (incorporated by reference to exhibit 10.3 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.4. Service Agreement dated March 31, 2000 by and between Contact Management Solution, Inc. ("CSC") and ICN* re: AT&T Outbound Customer Service and Verification (incorporated by reference to exhibit 10.4 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.5. Lease Agreement dated August 2, 2000 between Hewlett-Packard Company and ICN* (incorporated by reference to exhibit 10.5 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.6. Agreement dated July 19, 2000 by and between MCI WorldCom Communications, Inc. and ICN* (incorporated by reference to exhibit 10.6 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.7. Agreement dated May 20, 2000 by and between Business Telecom, Inc. and ICN* (incorporated by reference to exhibit 10.7 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.8. Lease Agreement dated August 31, 2000 by and between Unum Life Insurance Company of America and ICN* (incorporated by reference to exhibit 10.8 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

           10.9. Lease Agreement dated April 1, 2001 by and between Southgate Plaza and ICN* (incorporated by reference to exhibit 10.9 to the Company's Form 10-KSB filed with the Commission on April 9, 2001).

          10.10. Agreement dated April 25, 2001 by and between Americomm Direct Marketing and Intercallnet, Inc. (incorporated by reference to exhibit 10.10 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

          10.11. Telemarketing Service Agreement dated as of February 28, 2001 by and between Alarm Communication Technologies LLC and Inter-Call-Net Teleservices, Inc.* (incorporated by reference to exhibit 10.11 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

           10.12. Telemarketing Service Agreement dated as of March 23, 2001 by and between Summer Rain and Intercallnet, Inc.* (incorporated by reference to exhibit 10.12 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).

           10.13. Master Services Agreement dated as of August 20, 2001 by and between Informed Communication Systems and Intercallnet, Inc. (filed herewith).

           10.14. Master Services Agreement dated as of April 18, 2001 by and between First National Communications Network, Inc. and Intercallnet, Inc. (filed herewith).

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

           16.0. Letter dated February 20, 2001, from DeVisser & Company to the Commission regarding the change in Company's certifying accountant (incorporated by reference to exhibit 16 to the Company's Form 8-K filed with the Commission on February 21,
                   2001).

           21.1.   Inter-Call-Net Teleservices, Inc., a Florida corporation.

(b)   Reports on Form 8-K:
      On June 12, 2001, a Current Report on Form 8-K was filed with the Commission reporting Ms. Stephanie L. Brady was appointed as the Company's Chief Financial Officer effective June 11, 2001.

      On June 6, 2001, a Current Report on Form 8-K was filed with the Commission reporting Mr. Scott Gershon resigned as President of Intercallnet, Inc., Mr. George Pacinelli was appointed as his successor effective May 29, 2001 and that Mr. Gershon continues in his position as Chief Executive Officer, Chairman of the Board of Directors and a Director of the Company.

      On April 23, 2001, a Current Report on Form 8-K was filed with the Commission reporting a 3.5:1 forward stock split, effective April 3, 2001, as previously discussed in a Definitive Information Statement file with the Commission on March 14, 2001 and reporting the Company's reincorporation from Nevada to Florida which was filed as Exhibit A to the Definitive Information Statement filed with the Commission on March 14, 2001.

      On April 10, 2001, a Current Report on Form 8-K/A was filed with the Commission reporting the merger between Never Miss A Call, Inc. and Inter-Call-Net Teleservices, Inc effective January 26, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Intercallnet, Inc.
                                          (Registrant)

Date:    September 28, 2001               By:  /s/ Scott R. Gershon
                                               ---------------------------------
                                               SCOTT R. GERSHON
                                               Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                  Title                       Date
---------                                  -----                       ----

By:  /s/ Scott R. Gershon           Chief Executive Officer,  September 28, 2001
     ---------------------------    Secretary and Treasurer
       SCOTT R. GERHSON             Chairman of the Board of
                                    Directors and Director


By:  /s/ George A. Pacinelli        President and Director    September 28, 2001
     -----------------------------
        GEORGE A. PACINELLI



By:  /s/ Paul A. Cifaldi            Chief Operating Officer   September 28, 2001
     -----------------------------  and Director
        PAUL A. CIFALDI


By:  /s/ Stephanie L. Brady         Chief Financial Officer   September 28, 2001
     -----------------------------  (Principal Financial and
        STEPHANIE L. BRADY          Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Intercallnet, Inc.

We have audited the accompanying consolidated balance sheets of Intercallnet, Inc. and its subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2001 and for the period July 30, 1999 (date of incorporation) through June 30, 2000. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intercallnet, Inc. and its subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the year ended June 30, 2001 and for the period July 30, 1999 (date of incorporation) through June 30, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Ahearn, Jasco + Company, P.A.
---------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
September 5, 2001

                               INTERCALLNET, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2001 AND JUNE 30, 2000
================================================================================
--------------------------------------------------------------------------------

                                                                     June 30, 2001         June 30, 2000
                                                                     -------------         -------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                                          $   360,779          $   814,727
   Restricted cash                                                        779,064               30,000
   Accounts receivable, net of allowances                                 280,044              115,790
   Prepaid expenses and other assets                                       91,213               48,240
                                                                      -----------          -----------
        TOTAL CURRENT ASSETS                                            1,511,100            1,008,757

PROPERTY AND EQUIPMENT, net                                             1,347,699              145,930

INTANGIBLE ASSETS, net                                                    612,027              347,478

SECURITY DEPOSITS                                                          55,482              114,288
                                                                      -----------          -----------
        TOTAL                                                         $ 3,526,308          $ 1,616,453
                                                                      ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                         $   743,259          $    82,938
     Revolving line of credit                                             200,000                   --
     Current portion of capital leases                                    128,597                   --
     Current portion of note payable                                       39,893               36,471
                                                                      -----------          -----------
        TOTAL CURRENT LIABILITIES                                       1,111,749              119,409
                                                                      -----------          -----------
CAPITAL LEASES, less current portion                                       36,487                   --
NOTE PAYABLE, less current portion                                         43,636               83,529
                                                                      -----------          -----------
        TOTAL LIABILITIES                                               1,191,872              202,938
                                                                      -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value; 2,000,000 shares
       authorized; zero shares issued and outstanding                          --                   --
   Common stock, $0.0001 par value; 50,000,000 shares
       authorized; 11,979,068 and 6,125,263 shares issued and
       outstanding, at June 30, 2001 and 2000, respectively                 1,198                  613
   Additional paid-in capital                                           6,904,930            1,935,112
   Deferred compensation                                                 (255,200)                  --
   Accumulated deficit                                                 (4,316,492)            (522,210)
                                                                      -----------          -----------
        STOCKHOLDERS' EQUITY, NET                                       2,334,436            1,413,515
                                                                      -----------          -----------
        TOTAL                                                         $ 3,526,308          $ 1,616,453
                                                                      ===========          ===========

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH JUNE 30, 2000
================================================================================
--------------------------------------------------------------------------------

                                                                    June 30, 2001         June 30, 2000
                                                                    ------------          ------------
REVENUE                                                             $  1,267,672          $    268,689
                                                                    ------------          ------------

OPERATING EXPENSES:
        Direct labor                                                   1,138,194               236,038
        Payroll and related costs                                        756,206                90,832
        Facilities expenses                                              729,812                72,181
        Selling, general and administrative                              392,982                92,051
        Professional fees                                                876,366                98,291
        Stock option compensation charges                                822,600                    --
        Depreciation and amortization                                    398,002                17,581
        Start up expenses                                                     --               202,613
                                                                    ------------          ------------
        Total Operating Expenses                                       5,114,162               809,587
                                                                    ------------          ------------

LOSS FROM OPERATIONS                                                  (3,846,490)             (540,898)
                                                                    ------------          ------------

OTHER INCOME (EXPENSES):
        Interest income                                                   78,165                18,688
        Interest expense                                                 (25,957)                   --
                                                                    ------------          ------------

        Other Income, net                                                 52,208                18,688
                                                                    ------------          ------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                        (3,794,282)             (522,210)

PROVISION FOR INCOME TAXES                                                    --                    --
                                                                    ------------          ------------

        NET LOSS                                                    $ (3,794,282)         $   (522,210)
                                                                    ============          ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted         $      (0.36)         $      (0.10)
                                                                    ============          ============
   Weighted average number of shares outstanding                      10,524,140             5,043,802
                                                                    ============          ============

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH JUNE 30, 2000
================================================================================
--------------------------------------------------------------------------------

                                              Common         Common         Additional                                   Total
                                            Stock, # of     Stock, a         Paid-in       Deferred     Accumulated    Stockholders'
                                               shares       par value        Capital     Compensation     Deficit        Equity
                                          -----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, July 30, 1999                  --    $        --    $        --    $        --    $        --    $        --

Issuance of common stock to founders          4,396,875            440           (339)            --             --            101

Issuance of common stock for cash             1,509,638            151      1,685,473             --             --      1,685,624
     net of expenses

Issuance of common stock for services
   and a domain name                            218,750             22        249,978             --             --        250,000

Net loss for the initial period ended
     June 30, 2000                                   --             --             --             --       (522,210)      (522,210)
                                            -----------    -----------    -----------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2000           6,125,263    $       613    $ 1,935,112    $        --    $  (522,210)   $ 1,413,515

Issuance of common stock for cash,            3,478,805            348      3,939,243             --             --      3,939,591
     net of expenses

Repurchase common stock                        (175,000)           (18)      (199,982)            --             --       (200,000)

Issuance of common stock for services           100,000             10        114,990             --             --        115,000

Recapitalization as a result of merger        2,450,000            245         37,767             --             --         38,012

Issuance of stock options                            --             --      1,077,800       (255,200)            --        822,600

Net loss for the year ended June 30, 2001            --             --             --             --     (3,794,282)    (3,794,282)
                                            -----------    -----------    -----------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2001          11,979,068    $     1,198    $ 6,904,930    $  (255,200)   $(4,316,492)   $ 2,334,436
                                            ===========    ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (date of incorporation) THROUGH JUNE 30, 2000
================================================================================
--------------------------------------------------------------------------------

                                                              June 30, 2001       June 30, 2000
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(3,794,282)         $  (522,210)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                             398,002               17,581
        Common stock issued for services                          115,000              125,000
        Stock option compensation charge                          822,600                   --
   Changes in certain current assets and liabilities:
        Accounts receivable                                      (164,254)            (115,790)
        Prepaid expenses and other assets                         (42,973)             (48,240)
        Accounts payable and accrued expenses                     660,321               82,938
                                                              -----------          -----------

        NET CASH USED IN OPERATING ACTIVITIES                  (2,005,586)            (460,721)
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                 (455,826)            (235,950)
   Purchase of property and equipment                          (1,218,593)            (150,039)
   Cash proceeds received in merger                                38,012                   --
   Changes in security deposits                                    58,806             (114,288)
                                                              -----------          -----------

        NET CASH USED IN INVESTING ACTIVITIES                  (1,577,601)            (500,277)
                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving line of credit                         200,000                   --
   Proceeds from note payable                                          --              120,000
   Payments on note payable                                       (36,471)                  --
   Payments on capital leases                                     (24,817)                  --
   Increase in restricted cash                                   (749,064)             (30,000)
   Repurchase of common stock for cash                           (200,000)                  --
   Issuance of common stock for cash, net                       3,939,591            1,685,725
                                                              -----------          -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES               3,129,239            1,775,725
                                                              -----------          -----------

        NET (DECREASE) INCREASE IN
             CASH AND CASH EQUIVALENTS                           (453,948)             814,727

CASH AND CASH EQUIVALENTS, beginning of period                    814,727                   --
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                      $   360,779          $   814,727
                                                              ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                     $    21,619          $        --
                                                              ===========          ===========
   Cash paid for income taxes                                 $        --          $        --
                                                              ===========          ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the year ended June 30, 2001, the Company acquired certain computer equipment for approximately $189,900 pursuant to a capital lease.

         During the initial period ended June 30, 2000, the Company acquired a domain name by issuing common stock valued at $125,000.

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION
================================================================================

               Organization
               ------------
               The predecessor to Intercallnet, Inc., Inter-Call-Net Teleservices, Inc., d/b/a Helpmenow ("ICN") was incorporated in the State of Florida on July 30, 1999. On December 21, 2000, ICN entered into a Plan of Reorganization and Merger Agreement ("Merger Agreement") with Never Miss A Call, Inc., a Nevada Corporation ("NMC"). Pursuant to the terms of the Merger Agreement, the closing of which occurred on January 26, 2001, NMC, through a subsidiary, merged with ICN and the issued and outstanding securities of ICN were canceled. NMC issued 1.25 shares of its common stock for each share of ICN's common stock to the former shareholders of ICN. Outstanding warrants of ICN became warrants to purchase shares of NMC's common stock on the same conversion basis. After the merger, the former shareholders of ICN owned approximately 79.5% of the issued and outstanding shares of NMC (excluding shares of stock underlying warrants).

               Although NMC is the legal surviving entity, for accounting purposes, the merger between ICN and NMC is treated as a purchase business acquisition of NMC by ICN (a reverse merger) and a re-capitalization of ICN. For accounting purposes, ICN is the acquirer because the former stockholders' of ICN received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of NMC. As a result, ICN was re-capitalized to reflect the authorized stock of the legal surviving entity. Since ICN is the acquirer, for accounting purposes, NMC's fiscal year end of December 31st has been changed to ICN's fiscal year end June 30th.

               In April 2001, NMC changed its name to Intercallnet, Inc. and re-incorporated in the State of Florida. Intercallnet, Inc. and its subsidiary, ICN, are collectively referred to herein as the Company.

               Description of Business
               -----------------------
               The Company is a 21st century interactive multi-media contact center which, enables us to communicate with our clients' customers across all channels of communications, on an outsourced basis. These channels of communications include traditional inbound and outbound voice communications as well as on-line technology and services.

               Our solutions offer lead generation, product sales, customer acquisition and retention campaigns. These solutions are offered through either business-to-consumer (B2C) services and/or business-to-business (B2B) services. Our B2C and B2B services, whether voice or on-line, include product sales, product registrations, customer acquisition and retention campaigns, lead generation and database update, and development and mining of existing or potential customers.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION (continued)
================================================================================

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

               The Company was deemed to be in a development stage until May 2001, when significant revenue from operations was generated.

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

               The consolidated financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles. All significant intercompany balances and transactions are eliminated in consolidation.


================================================================================
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

               Revenue Recognition and Concentrations
               --------------------------------------
               The Company generates revenue based on: (i) a flat fee for each hour devoted to a specific client's campaign, or (ii) a fee based on performance, i.e. number of sales made, appointments booked or transactions processed, or (iii) a combination of both. Revenue is recognized at the time the services are provided. Revenue from two customers accounted for approximately 83% and 15%, respectively of total revenue for the year ended June 30, 2001. All revenue for the period ended June 30, 2000 was from a single customer. As such, the Company believes it has an abnormal concentration of revenue sources.

               At June 30, 2001, accounts receivable were primarily with two customers representing 41% and 54%, respectively, of the total. Accounts receivable at June 30, 2000 was from a single customer. As such, the Company believes that it has an abnormal concentration of credit risk in its receivables.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
================================================================================


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

               Organization Costs and Start-up Expenses
               ----------------------------------------
               In accordance with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures were expensed as incurred.

               Fair Value of Financial Instruments
               -----------------------------------
               Cash, restricted cash, accounts receivable and accounts payable are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments. The fair value of the Company's debt obligations and capital leases are approximately the same as the recorded amounts as interest rates and terms are similar to current market rates and terms.

               Intangible Assets
               -----------------
               Intangible assets are being amortized on the straight-line method over their estimated useful lives. The licensing agreement has a life of three years, the cost of acquiring the domain name is being amortized over 15 years, and the web site design costs over three years. The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 121, which prescribes the accounting for impairment losses on certain long-lived assets, including intangibles. No impairment losses have been recognized.

               Web Site Design Costs
               ---------------------
               Web site design costs are recognized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, all costs incurred that relate to the planning and post implementation phases of development are expensed. Costs incurred in the development phase were capitalized and recognized over the web site's estimated useful life of three years. Amortization began in October 2000 when the web site was placed in service. Costs associated with repair or maintenance of the website, or for the design of website content, are charged to expense as incurred.

               In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF No. 00-2, "Accounting for Website Development Costs." This EITF provides guidance on whether certain costs incurred to develop Websites should be capitalized or expensed. The consensus is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of EITF No. 00-2 did not have an impact on our financial position or results of operations, as our policy, as described above, was in compliance with EITF No. 00-2.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
================================================================================

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

               Net Loss per Share
               ------------------
               SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants.

               Stock Based Compensation
               ------------------------
               SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record employee stock based compensation plans at fair value. The Company has chosen, in accordance with the provisions of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for its employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. For transactions with other than employees in which services were performed in exchange for stock or options, the transactions are recorded on the basis of the fair value of the services received or the fair value of the issued equity instrument, whichever was more readily measurable.

               Cash and Cash Equivalents
               -------------------------
               Cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. The Company periodically maintains cash balances at financial institutions in excess of the federally insured limit.

               Restricted Cash
               ---------------
               The Company has restricted cash in the form of compensating balances for various letters of credit issued by financial institutions. Of the $779,064 balance at June 30, 2001, $273,000 represents a certificate of deposit guaranteeing performance under the Company's operating lease for corporate offices and facilities, and $500,000 represents a certificate of deposit guaranteeing performance under the Company's revolving line of credit. All restricted cash is held in interest bearing accounts. Currently, there are no amounts outstanding under any of the letters of credit.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
================================================================================


               Advertising
               -----------
               Advertising costs are expensed to operations as incurred. Advertising expense was $40,230 and $7,941 for the years ended June 30, 2001 and 2000, respectively.

               Statement of Comprehensive Income
               ---------------------------------
               In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company had no items of other comprehensive income. Comprehensive income is the same as net income for the periods presented herein.

               Derivative Instruments and Hedging Activities
               ---------------------------------------------
               In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, as later amended by SFAS No. 138. Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed to fiscal years beginning after June 15, 2000 by the issuance of SFAS No. 137. The Company adopted this standard for its fiscal year beginning July 1, 2000. The adoption of this standard did not have any impact on results of operations, financial position or cash flows.

               Recent Significant Accounting Pronouncements
               --------------------------------------------
               In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. SFAS No. 143 addresses accounting for obligations associated with the retirement of tangible long-lived assets. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

               Reclassifications
               -----------------
               Certain June 30, 2000 financial statement amounts were reclassified to conform to the June 30, 2001 presentation.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000



================================================================================
NOTE 3.        PROPERTY AND EQUIPMENT
================================================================================

               Property and equipment at June 30, 2001 and 2000 consists of the following:

                                                    2001               2000
                                                -----------        -----------

               Office and computer equipment    $ 1,061,511        $   125,039
               Furniture and fixtures               230,782             25,000
               Leasehold improvements                64,945                 --
               Equipment owned under
                   capital leases                   201,295                 --
                                                -----------        -----------
     Total cost                                   1,558,533            150,039
Less: Accumulated depreciation                     (210,834)            (4,109)
                                                -----------        -----------
     Property and equipment, net                $ 1,347,699        $   145,930
                                                ===========        ===========

               Depreciation expense for the years ended June 30, 2001 and 2000 was $206,725 and $4,109, respectively, and includes capital lease amortization.



================================================================================
NOTE 4.        INTANGIBLE ASSETS
================================================================================

               Intangible assets consist of the following at June 30, 2001 and 2000:

                                                     2001              2000
                                                  ---------          --------
               Licensing agreement                $ 120,000          $120,000
               Domain name                          125,000           125,000
               Web site design                      571,776           115,950
                                                  ---------          --------
                    Total cost                      816,776           360,950
               Less: Accumulated amortization      (204,749)          (13,472)
                                                  ---------          --------

                    Intangible assets, net        $ 612,027          $347,478
                                                  =========          ========

               For the years ended June 30, 2001 and 2000, amortization expense was $191,277 and $13,472, respectively.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 5.        REVOLVING LINE OF CREDIT
================================================================================


               In September 2000, the Company entered into a one year secured revolving line of credit agreement with a commercial bank under which it may borrow up to $500,000. Interest is payable at a fixed rate of 7.50%. This revolving line of credit is secured with a $500,000 certificate of deposit.

               The amount outstanding under this line of credit was $200,000 at June 30, 2001 and interest expense for the year ended June 30, 2001 was $6,167.



================================================================================
NOTE 6.        CAPITAL LEASE OBLIGATIONS
================================================================================

               During the year ended June 30, 2001, the Company acquired certain office equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. All leases are for a period of two years or less and the leased property has a recorded cost of $201,295, of which $189,900 was through capital leases. As of June 30, 2001, the balance of the capital leases was $165,084, of which $128,597 is classified as current. The remaining long-term portion of $36,487 is scheduled for repayment during fiscal year 2003. Interest expense for the year ended June 30, 2001 was approximately $8,780.

               Subsequent to June 30, 2001, the Company entered into a capital lease of a period of 15 months for leased office equipment with a recorded cost of approximately $64,760.



================================================================================
NOTE 7.        OTHER LONG-TERM DEBT
================================================================================

               In connection with the purchase of certain office equipment and a licensing agreement, the Company entered into a note payable, commencing June 30, 2000, bearing interest at a rate of 9%. As of June 30, 2001, the balance of the note payable was $83,529, of which $39,893 is classified as current. The remaining long-term portion of $43,636 is scheduled for repayment during fiscal year 2003. Interest expense for the year ended June 30, 2001 was approximately $9,320. No interest expense was incurred during the initial period ended June 30, 2000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 8.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
================================================================================

               Accounts payable and accrued liabilities consist of the following at June 30, 2001 and 2000:

                                                        2001             2000
                                                      --------         -------
               Accounts payable                       $675,730         $40,970
               Accrued liabilities:
                    Payroll and related expenses        24,838          16,577
                    Professional fees and other         23,167           5,391
                    Rent payable                        19,524              --
                    Subscription payable                    --          20,000
                                                      --------         -------

                         Total accounts payable and
                            accrued liabilities       $743,259         $82,938
                                                      ========         =======


================================================================================
NOTE 9.        CAPITAL STOCK
================================================================================

               Preferred Stock
               ---------------
               The Company has authorized "blank check" preferred stock of 2,000,000 shares with a $0.0001 par value. The preferred stock may be created and issued from time to time in one or more series and with such designations, rights, preferences, conversion rights cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions as authorized by the Board of Directors of the Company. As of June 30, 2001, the Board of Directors has not designated any shares of the preferred stock.

               Common Stock
               ============
               The Company has authorized common stock of 50,000,000 shares with a $0.0001 par value. In connection with the merger, as described in note 1, the Company issued 2,450,000 shares of common stock to existing shareholders of NMC, net of the 3,500,000 shares held by the two directors of NMC which were canceled.

               During the initial period ended June 30, 2000, the Company sold 1,509,638 shares of common stock pursuant to a private placement memorandum, which resulted in net proceeds to the Company of $1,685,624. The Company also issued 218,750 shares of common stock to settle a lease obligation and to acquire a domain name from an unrelated third party, and placed a value of $250,000 on these shares.

               During the year ended June 30, 2001, the Company sold 3,478,805 shares of common stock for net proceeds of $3,939,591, pursuant to a private placement memorandum, and issued 100,000 shares of common stock for services and placed a value of $115,000 on these shares.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 9.        CAPITAL STOCK    (continued)
================================================================================


               Pursuant to an agreement dated February 16, 2001, the Company repurchased 175,000 shares from a significant shareholder for a total of $200,000 in cash. The shareholder retained the warrants to purchase additional common shares, which were originally issued with the repurchased shares.

               Subsequent to June 30, 2001, the Company sold 201,667 shares of common stock that resulted in net proceeds to the Company of $302,500.

               Warrants
               ---------
               In July 2000, the Company amended the terms of its private placement memorandum to issue warrants to purchase shares of the Company's common stock at $0.57 per share, exercisable for a period of three years, to current and prospective investors who invest in excess of $250,000. From July through June 2001, the Company issued warrants to purchase an aggregate of 1,185,625 shares of the Company's common stock. As of June 30, 2001, no warrants have been exercised.

               Subsequent to June 30, 2001, the Company entered into an agreement with an unrelated third party to provide certain investor relation services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $1.02 per share. Such warrants will vest ratably over twelve months and are exercisable for a period of five years. The shares of the Company's common stock underlying the warrants have piggyback registration rights when and if the Company files a registration statement.

               Stock Splits
               ------------
               In January 2001, in connection with the merger as described in note 1, ICN adjusted its shares of common stock as if a 1.25 to 1 forward stock had occurred. In April 2001, the Company effected a
               3.5 to 1 forward split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock splits.


================================================================================
NOTE 10.       STOCK PLAN
================================================================================

               In February 2001, the Company's Board of Directors and the holders of a majority of the Company's issued and outstanding common stock approved the adoption of a non-qualified stock option plan (the "Plan"). This Plan allows for the grant to eligible employees and eligible participants of options to purchase up to 1,500,000 shares of the Company's common stock. The Plan is administered by the Board, or at its discretion, a committee appointed by the Board. The Board or the appointed committee shall administer the Plan, select the eligible employees and eligible participants to whom options will be granted, set the exercise price, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the Plan.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 10.       STOCK PLAN (continued)
================================================================================


               Stock Options - Non-employees
               -----------------------------
               Advisory Board
               --------------
               During the year ended June 30, 2001, the Company issued 150,000 stock options, outside of the Plan, for services provided by other than employees of the Company. The exercise price of these options is $0.50 and the options vest over three years. The Company placed a value of $132,000 on these options and recorded the value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the three-year vesting period and amounted to $44,000 for the year ended June 30, 2001.

               Consultants
               -----------
               During the year ended June 30, 2001, the Company issued 100,000 stock options, outside of the Plan, for services provided by other than employees of the Company. The exercise price of these options is $0.50 and the options vest over three years commencing January 1, 2002. The Company placed a value of $88,000 on these options and recorded the full value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation will be amortized to expense over the three-year vesting period commencing January 1, 2002.

               Stock Options - Employees
               -------------------------
               During the year ended June 30, 2001, the Company issued 135,000 stock options to employees of the Company. The exercise price of these options is $0.50 and the options vest over three years. The Company placed a value of $118,800 on these options and recorded the value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the three-year vesting period and amounted to $39,600 for the year ended June 30, 2001.

               Also during the year ended June 30, 2001, the Company issued 475,000 fully vested stock options to employees of the Company. Of the 475,000 fully vested stock options, 300,000 options haven an exercise price of $0.05 and the remaining 175,000 options have an exercise price of $0.50. The Company placed a value of $739,000 on these options and recorded the value as compensation expense.

               SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of results of operations and earning per share as if compensation cost was measured at the date of grant based on the fair market value of the award. Since all options granted during the year ended June 30, 2001 were granted with a below fair market value exercise price, the compensation cost was measured at the date of grant and is included in the results of operations and earnings per share disclosures for the year ended June 30, 2001, and as deferred compensation which is shown as a separate components of stockholders' equity at June 30, 2001. As a result, a pro forma disclosure is not necessary.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 10.       STOCK PLAN (continued)
================================================================================


               Stock Options - Summary
               The following table represents the Company's stock option activity for the year ended June 30, 2001:

                                                    Optioned    Weighted-Average
                                                     Shares      Exercise Price
                                                   -----------  ---------------

               Options outstanding at July 1, 2000         --              --
               Issued to non-employees                250,000          $ 0.50
               Issued to employees                    610,000          $ 0.28
               Exercised                                   --              --
                                                     --------          ------

               Options outstanding at June 30, 2001   860,000          $ 0.34
                                                     ========          =======

               The options outstanding at June 30, 2001 expire at various times from 2004 through 2011. Of the options outstanding at June 30, 2001, approximately 570,000 are available for exercise by the option holders.



================================================================================
NOTE 11.       INCOME TAXES
================================================================================

               A summary of the provision for income taxes for the periods ended June 30, 2001 and 2000 is as follows:

                                                           2001         2000
                                                       -----------    ---------
               Currently payable                       $        --    $      --
               Deferred benefit                          1,486,900      200,100
               Less:  Valuation allowance               (1,486,900)    (200,100)
                                                       -----------    ---------
                       Provision for income taxes      $        --    $      --
                                                       ===========    =========

              Deferred tax assets (liabilities) at June 30, 2001 and 2000 are as follows:

                                                            2001         2000
                                                         -----------   --------

              Available net operating loss carryovers   $ 1,364,300   $ 133,700
              Expenses not currently deductible for
                  taxes                                     369,500      75,000
              Excess tax depreciation                       (46,800)     (8,600)
              Less:  Valuation allowance                 (1,687,000)   (200,100)
                                                        -----------   ---------
                        Net deferred tax assets         $        --   $      --
                                                        -----------   ---------

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 11.       INCOME TAXES (continued)
================================================================================

               The Company has used a combined estimated federal and state tax rate of 39% for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate because of permanent differences, arising primarily from non-deductible expenses, and the effect of state income taxes.

               The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and/or carryforward losses become deductible.

               The Company has available tax net operating loss carryovers ("NOLs") as of June 30, 2001 of approximately $3,498,000. The NOLs expire beginning in 2020. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.



================================================================================
NOTE 12.       COMMTMENTS AND CONTINGENCIES
================================================================================

               Lease Obligations
               -----------------
               The Company leases equipment and facilities (including office space) pursuant to operating leases, both short and long term, certain of which have renewal options and certain of which have scheduled annual increases. The total rental payments are being amortized over the lives of the leases, on a straight-line basis, in accordance with SFAS No. 13. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

                            Years ending June 30,
                            ----------------------------------------------------

                            2002                                    $  413,290
                            2003                                       308,399
                            2004                                       289,428
                            2005                                       221,452
                            2006                                       232,507
                            Thereafter                                 160,089
                                                                    ----------

                            Totals                                  $1,625,165
                                                                    ==========

               The Company has provided various letters of credit related to guaranteed performance associated with certain operating leases for equipment and facilities (including office space) totaling approximately $273,000. See note 2, Restricted Cash, for the terms underlying the various letters of credit.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001 and
   FOR THE PERIOD JULY 30, 1999 (DATE OF INCORPORATION) THROUGH JUNE 30, 2000


================================================================================
NOTE 12.       COMMTMENTS AND CONTINGENCIES (continued)
================================================================================

               Lease Obligations (continued)
               -----------------
               Rent expense under operating leases during the year ended June 30, 2001 and the period ended June 30, 2000 totaled approximately $305,000 and $37,000, respectively.

               At June 30, 2001, the Company has executed lease agreements for certain office equipment pursuant to operating leases for a period of two years. Such lease agreements are not effective as of June 30, 2001 as the underlying equipment has not been installed. When the equipment is installed and the lease agreements become effective, the lease payments will be approximately $12,600 per month.

               Royalty Payments
               ----------------
               The Company is obligated to make monthly payments to the former owner of its domain name, in an amount ranging from $500 to $1,000 per month, depending on the Company's gross revenues. These payments continue indefinitely, and began in August 2000. The total royalty fee for the year ended June 30, 2001 was $5,500.

               Litigation, Claims, and Assessments
               -----------------------------------
               In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.


================================================================================
NOTE 13.       NET LOSS PER COMMON SHARE
================================================================================


               For the year ended June 30, 2001, the basic and diluted weighted average common shares includes only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common share equivalents, if converted, would have increased common shares outstanding at June 30, 2001 by approximately 2,045,625 shares.

               For the period ended June 30, 2000, the basic and diluted weighted average common shares include only common shares outstanding, as there were no common share equivalents.

               A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of the weighted average common shares outstanding is shown below:


                                                        2001          2000
                                                     -----------   -----------

               Common shares outstanding              11,979,068     6,125,263
               Effect of weighting                    (1,454,928)   (1,081,461)
                                                     -----------   -----------

               Weighted average common shares
                   outstanding                        10,524,140     5,043,802
                                                     ===========   ===========