Form 10QSB
period 2001-09-30
INTERCALLNET INC
filed 2001-11-19
CIK 1112987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                   ----------------    -------------------------

                         COMMISSION FILE NUMBER 0-30745

                               INTERCALLNET, INC.
        (Exact name of small business issuer as specified in its charter)


         FLORIDA                                                88-0426807
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

6340 NW 5TH WAY, FORT LAUDERDALE, FLORIDA                          33309
(Address of principal executive offices)                        (Zip code)

                                (954) 315 - 3100
                           (Issuer's telephone number)
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

As of November 7, 2001, there were 12,180,735 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


     a) Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and June 30, 2001.

     b) Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and September 30, 2000.

     c) Consolidated Statement of Stockholders' Equity for the year ended June 30, 2001 and for the three months ended September 30, 2001 (Unaudited).

     d) Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2001 and 2000.

     e)   Notes to Consolidated Financial Statements.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------





To the Board of Directors of
Intercallnet, Inc.



We have reviewed the accompanying consolidated balance sheet of Intercallnet, Inc. and its subsidiary (the "Company") as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month period then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2001 interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.




/s/Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
November 6, 2001

                               INTERCALLNET, INC.
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2001 (Unaudited) and JUNE 30, 2001
================================================================================
--------------------------------------------------------------------------------

                                                                                 (Unaudited)
                                                                                 September 30,          June 30,
                                                                                     2001                 2001
                                                                                  -----------          -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   138,561          $   360,779
   Restricted cash                                                                    749,439              779,064
   Accounts receivable, net of allowances                                             418,892              280,044
   Prepaid expenses and other assets                                                   93,097               91,213
                                                                                  -----------          -----------
      TOTAL CURRENT ASSETS                                                          1,399,989            1,511,100

PROPERTY AND EQUIPMENT, net                                                         1,404,135            1,347,699

INTANGIBLE ASSETS, net                                                                552,295              612,027

SECURITY DEPOSITS                                                                      55,651               55,482
                                                                                  -----------          -----------
      TOTAL                                                                       $ 3,412,070          $ 3,526,308
                                                                                  ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and other                                                   $   776,770          $   743,259
     Revolving line of credit                                                         500,000              200,000
     Current portion of capital leases                                                184,900              128,597
     Current portion of note payable                                                   40,796               39,893
                                                                                  -----------          -----------
      TOTAL CURRENT LIABILITIES                                                     1,502,466            1,111,749
                                                                                  -----------          -----------
CAPITAL LEASES, less current portion                                                       --               36,487
NOTE PAYABLE, less current portion                                                     33,092               43,636
                                                                                  -----------          -----------
      TOTAL LIABILITIES                                                             1,535,558            1,191,872
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value; 2,000,000 shares
       authorized; zero shares issued and outstanding                                      --                   --
   Common stock, $0.0001 par value; 50,000,000 shares
       authorized; 12,180,735 and 11,979,068 shares issued and
       outstanding, at September 30, 2001 and June 30, 2001, respectively               1,218                1,198
   Additional paid-in capital                                                       7,214,585            6,904,930
   Deferred compensation                                                             (234,717)            (255,200)
   Accumulated deficit                                                             (5,104,574)          (4,316,492)
                                                                                  -----------          -----------
      STOCKHOLDERS' EQUITY, NET                                                     1,876,512            2,334,436
                                                                                  -----------          -----------
      TOTAL                                                                       $ 3,412,070          $ 3,526,308
                                                                                  ===========          ===========

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
================================================================================
--------------------------------------------------------------------------------

                                                                    (Unaudited)            (Unaudited)
                                                                    September 30,            June 30,
                                                                        2001                  2001
                                                                    ------------          ------------
REVENUE                                                             $    799,999          $    334,501
                                                                    ------------          ------------
OPERATING EXPENSES:
      Direct labor                                                       586,309               271,887
      Payroll and related costs                                          301,288               161,029
      Facilities expenses                                                278,037               119,396
      Selling, general and administrative                                212,885                76,326
      Professional fees                                                   81,679               418,860
      Equity related compensation charges                                 23,483                    --
      Depreciation and amortization                                      133,433                25,608
                                                                    ------------          ------------
      Total Operating Expenses                                         1,617,114             1,073,106
                                                                    ------------          ------------

LOSS FROM OPERATIONS                                                    (817,115)             (738,605)

OTHER INCOME, NET                                                         29,033                19,123
                                                                    ------------          ------------

      LOSS BEFORE PROVISION FOR INCOME TAXES                            (788,082)             (719,482)

PROVISION FOR INCOME TAXES                                                    --                    --
                                                                    ------------          ------------
      NET LOSS                                                      $   (788,082)         $   (719,482)
                                                                    ============          ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted         $      (0.07)         $      (0.08)
                                                                    ============          ============
   Weighted average number of shares outstanding                      12,101,846             8,781,033
                                                                    ============          ============

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 and
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited)
================================================================================
--------------------------------------------------------------------------------


                                               Common        Common        Additional                                      Total
                                             Stock, # of    Stock, at       Paid-in        Deferred      Accumulated   Stockholders'
                                               shares       par value       Capital      Compensation     Deficit         Equity
                                             ---------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, June 30, 2000           6,125,263    $       613    $ 1,935,112    $        --    $  (522,210)   $ 1,413,515

Issuance of common stock for cash,
     net of expenses                          3,478,805            348      3,939,243             --             --      3,939,591

Repurchase common stock                        (175,000)           (18)      (199,982)            --             --       (200,000)

Issuance of common stock for services           100,000             10        114,990             --             --        115,000

Recapitalization as a result of merger        2,450,000            245         37,767             --             --         38,012

Issuance of stock options                            --             --      1,077,800       (255,200)            --        822,600

Net loss for the year ended June 30, 2001            --             --             --             --     (3,794,282)    (3,794,282)
                                            -----------    -----------    -----------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2001          11,979,068    $     1,198    $ 6,904,930    $  (255,200)   $(4,316,492)   $ 2,334,436
                                            -----------    -----------    -----------    -----------    -----------    -----------

Issuance of common stock for cash,
     net of expenses                            201,667             20        295,655             --             --        295,675

Issuance of common stock warrants for
     services                                        --             --         36,000        (27,000)         9,000

Deferred compensation amortization and
     forfeitures                                     --             --        (22,000)        47,483             --         25,483

Net loss for the period ended
     September 30, 2001                              --             --             --             --       (788,082)      (788,082)
                                            -----------    -----------    -----------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY, September 30, 2001     12,180,735    $     1,218    $ 7,214,585    $  (234,717)   $(5,104,574)   $ 1,876,512
                                            ===========    ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.
                                        6

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
================================================================================
--------------------------------------------------------------------------------

                                                                    (Unaudited)          (Unaudited)
                                                                    September 30,          June 30,
                                                                       2001                 2001
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (788,082)         $  (719,482)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                                  133,433               25,608
        Equity related compensation charges                             34,483                   --
        Increase in allowance for doubtful accounts                    136,087                   --
   Changes in certain current assets and liabilities:
        Accounts receivable, net of allowances                        (274,935)             (34,130)
        Prepaid expenses and other assets                               (1,884)             (40,242)
        Accounts payable and other                                      33,511              159,100
                                                                   -----------          -----------
      NET CASH USED IN OPERATING ACTIVITIES                           (727,387)            (609,146)
                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                            --             (455,825)
   Purchase of property and equipment                                  (69,137)            (657,801)
   Changes in security deposits                                           (169)              65,318
                                                                   -----------          -----------
      NET CASH USED IN INVESTING ACTIVITIES                            (69,306)          (1,048,308)
                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving line of credit                              300,000              100,000
   Payments on note payable                                             (9,641)              (9,670)
   Payments on capital leases                                          (41,184)                  --
   Decrease (increase) in restricted cash                               29,625             (756,000)
   Issuance of common stock for cash, net                              295,675            3,672,732
                                                                   -----------          -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        574,475            3,007,062
                                                                   -----------          -----------
      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (222,218)           1,349,608

CASH AND CASH EQUIVALENTS, beginning of period                         360,779              814,727
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                           $   138,561          $ 2,164,335
                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                          $    21,357          $     1,789
                                                                   ===========          ===========
   Cash paid for income taxes                                      $        --          $        --
                                                                   ===========          ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the three months ended September 30, 2001, the Company acquired certain computer equipment valued at approximately $61,000 pursuant to a capital lease.

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

Although NMC is the legal surviving entity, for accounting purposes, the merger between ICN and NMC is treated as a purchase business acquisition of NMC by ICN (a reverse merger) and a re-capitalization of ICN. For accounting purposes, ICN is the acquirer because the former stockholders' of ICN received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of NMC. As a result, ICN was re-capitalized to reflect the authorized stock of the legal surviving entity. Since ICN is the acquirer, for accounting purposes, NMC's fiscal year end of December 31st has been changed to ICN's fiscal year end of June 30th.

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

We specialize in the design, development and delivery of industry specific complex, multi-channel solutions for the telecommunications and automotive industries. Our B2C and B2B services, whether voice (inbound/outbound) or on-line (e-mail/"chat"), include product sales, product registrations, customer acquisition and retention campaigns, lead generation and database update, and development and "mining" of existing or potential customers. Integrated call processing systems systematically initiate or receive these contacts and transfer the successful connection to a designated teleservice representative
(TSR) or virtual home agent (Net Rep).

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION (continued)
--------------------------------------------------------------------------------


Description of Business (continued)
-----------------------
Some typical telecommunications applications include: (i) list building, (ii) outbound sales, (iii) inbound sales, order taking, (iv) customer service/"help desk" (v) lead generation, (vi) warranty and insurance sales and/or renewals and
(vii) customer database development and "mining".

Some of our automotive specific applications include: (i) prospect follow-up,
(ii) quality control, (iii) appointment setting, (iv) service reminder contact,
(v) warranty call handling and (vi) sales and services satisfaction surveys,
(vii) customer database development and "mining".

Interim Information
The financial statements of the Company for the three month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended September 30, 2001 and 2000 are unaudited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The September 30, 2001 financial statements have been reviewed by an independent public accountant pursuant to Item 310(b) of SEC Regulation S-B and following applicable standards for conducting such review, and the report of the accountant is included as part of this document. The results of operations for the interim period are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

Going Concern Considerations
The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity and/or debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


Revenue Recognition and Concentrations
--------------------------------------
The Company generates revenue based on: (i) a flat fee for each hour devoted to a specific client's campaign, or (ii) a fee based on performance, i.e. number of sales made, appointments booked or transactions processed, or (iii) a combination of both. Revenue is recognized at the time the services are provided. Revenue from two customers accounted for approximately 62% and 28%, respectively of total revenue for the period ended September 30, 2001. All revenue for the period ended September 30, 2000 was from a single customer. As such, the Company believes it has an abnormal concentration of revenue sources. Accounts receivable from one customer accounted for approximately 87% of the total accounts receivable for the period ended September 30, 2001. Accounts receivable at September 30, 2000 was from a single customer. As such, the Company believes that it has an abnormal concentration of credit risk in its receivables.

Income Taxes
------------
The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes is zero the periods ended September 30, 2001 and 2000, as any deferred tax assets generated by the losses from operations are offset in their entirety by a valuation allowance.

Net Loss per Share
------------------
SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For the periods ended September 30, 2001 and 2000, basic and diluted EPS are the same, as the inclusion of common stock equivalents would be anti-dilutive.

Restricted Cash
---------------
The Company has restricted cash in the form of compensating balances for various letters of credit issued by financial institutions. Of the $749,439 balance at September 30, 2001, $243,000 represents a certificate of deposit guaranteeing performance under the Company's operating lease for corporate offices and facilities, and $500,000 represents a certificate of deposit guaranteeing performance under the Company's revolving line of credit. All restricted cash is held in interest bearing accounts. Currently, there are no amounts outstanding under any of the letters of credit.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------


Recent Significant Accounting Pronouncements
--------------------------------------------
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company will adopt this standard in July 2002. The Company is currently evaluating SFAS No. 142 but does not expect that it will have a material impact on the Company's financial position, results of operations or cash flows. SFAS No. 143 addresses accounting for obligations associated with the retirement of tangible long-lived assets. The Company is currently evaluating SFAS No. 143 but does not expect that it will have any impact on the Company's financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations, or cash flows.


--------------------------------------------------------------------------------
NOTE 3.        REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

In September 2001, the Company extended the existing revolving line of credit agreement with a commercial bank for a period of three months. The fixed interest rate was adjusted to 4.1%. This revolving line of credit is secured with a $500,000 certificate of deposit. The amount outstanding under this line of credit was $500,000 at September 30, 2001.


--------------------------------------------------------------------------------
NOTE 4.        CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

During the three months ended September 30, 2001, the Company acquired certain office equipment under the provisions of a long-term lease and has capitalized the minimum lease payments. The lease is for a period of 15 months and the lease property has a recorded cost of approximately $61,000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 5.        STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


During the three months ended September 30, 2001, the Company sold 201,667 shares of common stock that resulted in net proceeds to the Company of $295,675.

Deferred compensation was adjusted during the quarter ended September 30, 2001 to account for unvested stock options forfeited by a terminated employee.

During the three months ended September 30, 2001, the Company entered into an agreement with an unrelated third party to provide certain investor relation services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $1.02 per share. Such warrants will vest ratably over twelve months and are exercisable for a period of five years. The shares of the Company's common stock underlying the warrants are restricted and have piggyback registration rights when and if the Company files a registration statement. The Company placed a value of $36,000 on these warrants and recorded the full value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the one year vesting period and amounted to $9,000 for the quarter ended September 30, 2001.



--------------------------------------------------------------------------------
NOTE 6.        COMMTMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Lease Obligations
-----------------
At September 30, 2001, the Company has executed lease agreements for certain office equipment pursuant to operating leases for a period of two years. Such lease agreements are not effective as of September 30, 2001 as the underlying equipment has not been installed. When the equipment is installed and the lease agreements become effective, the lease payments will be approximately $12,600 per month.

Litigation, Claims, and Assessments
-----------------------------------
The Company was previously served a summons and complaint in a matter which seeks class action status and which alleges that the defendant, Market News Alert, was retained by a third party investor in the Company who paid cash consideration to such defendant to reprint and distribute a one page report on the Company, that the Company allegedly caused such report to be sent to the plaintiff, and that such purported action allegedly constitutes an unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 and the regulations promulgated thereunder. The Company has previously been advised by plaintiff's counsel that an amended complaint, alleging monetary damages, will be filed and served, although no such service has yet occurred. The Company believes such allegations concerning the Company to be without any merit and plans to vigorously defend any proceeding should this action be further pursued.

From time to time, the Company is subject to lawsuits and claims, most of which arise out of its operations and are incidental to its business. The Company is not currently subject to any other claims, actions and/or proceedings.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 7.        SUBSEQUENT EVENTS
--------------------------------------------------------------------------------


Stock Options
-------------
Subsequent to September 30, 2001, the Company issued 100,000 stock options, outside of the non-qualified stock option plan, for services provided by other than employees of the Company. The exercise price of these options is $0.50 and the options vest over three years. The fair value of the options was computed as $39,000, and this amount will be amortized to expense over the vesting period.


Bridge Financing
----------------
On November 5, 2001, the Company entered into a term loan with an entity affiliated with one of the Company's advisory board members for $250,000 to be repaid within 30 days at an interest rate of 10%. The Company may extend the maturity date in increments of 30 days. If extended, each increment of 30 days will increase the interest rate by 1% with a maximum of 12%. Certain assets of the Company serve as collateral for this loan. Interest may be paid in shares of the Company's restricted common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

We make statements in this Report on Form 10-QSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 (Exchange Act) that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Exchange Act. Sometime these statements will contain words such as "believes," "expects," "intends," "should," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this Report will, in fact, occur.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to: (a) Limited Operating History~ Continuing Operating Losses, (b) Uncertainty of Future Profitability,
(c) Going Concern Considerations, (d) Uncertain Ability to Meet Capital Needs,
(e) Reliance on a Few Major Clients, (f) Dependence on the Success of our Clients' Products, (g) Economic Downturn, (h) Our Contracts, (i) Cost and Price Increases, (j) Changing Technology, (k) Key Personnel, (l) Labor Forces, (m) Competitive Market, (n) Business Acquisitions or Joint Ventures May Disrupt Our Business, Dilute Shareholder Value or Distract Management's Attention Business Interruption, (o) Varying Quarterly Results, (p) Penny Stock Regulations and Restrictions and (q) Possible Volatility of Stock Price.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. A further description of risks and uncertainties can be found in the Company's 10-KSB Annual Report for the fiscal year ending June 30, 2001 and other reports filed with the SEC.

ORGANIZATION AND OPERATIONS

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

We specialize in the design, development and delivery of industry specific complex, multi-channel solutions for the telecommunications and automotive industries. Our B2C and B2B services, whether voice (inbound/outbound) or on-line (e-mail/"chat"), include product sales, product registrations, customer acquisition and retention campaigns, lead generation and database update, and development and "mining" of existing or potential customers. Integrated call processing systems systematically initiate or receive these contacts and transfer the successful connection to a designated TSR/Net Rep.

Some typical telecommunications applications include: (i) list building, (ii) outbound sales, (iii) inbound sales, order taking, (iv) customer service/"help desk" (v) lead generation, (vi) warranty and insurance sales and/or renewals and
(vii) customer database development and "mining".

Some of our automotive specific applications include: (i) prospect follow-up,
(ii) quality control, (iii) appointment setting, (iv) service reminder contacts,
(v) warranty call handling and (vi) sales and services satisfaction surveys,
(vii) customer database development and "mining".

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 as compared to the Three Months Ended September 30, 2000:

For the three months ended September 30, 2001, the Company reported a net loss of $788,082, or $0.07 per common share, on total revenues of $799,999. For the three months ended September 30, 2000, the Company reported a net loss of $719,482, or $ _____ 0.08 per common share, on total revenues of $334,501.

Revenue increased $465,498 or 139% from $334,501 for the three months ended September 30, 2000 to $799,999 for the three months ended September 30, 2001. This increase in revenue is primarily attributable to an increase in the number of clients and programs the Company is operating.

Specifically, during the three months ended September 30, 2001, the Company entered into two, three year, master services agreements with unrelated third parties to provide comprehensive telemarketing services. Under each master services agreement, specific campaigns are added in the form of project attachments. One of these master services agreements (referred to herein as Master Services Agreement A) generated approximately $500,000, or 63% of the revenue during the three months ended September 30, 2001. The second master services agreement (referred to herein as Master Services Agreement B) only generated $3,285 in revenue during the three months ended September 30, 2001, as the campaign did not ramp up as quickly as the Company had anticipated. As of November 14, 2001, the Company has executed individual project attachments to Master Services Agreement B for 11 additional campaigns of which 6 are promotional campaigns which usually last five to six days at a flat fee for the service and 5 which are one year contracts with established flat fees to be charged for services on a monthly basis. Revenue also increased approximately $226,000 or 29% of the total revenue during the three months ended September 30, 2001 due to an additional campaign that was not in place during the three months ended September 30, 2001. This campaign was terminated at the end of September 2001 due to unsatisfactory operating results that did not fit in to the Company's business plan and financial model. This concentration of revenue has been replaced with Master Services Agreements A and B.

The above increases in revenue of approximately $729,000 was partially offset by a decrease in revenue of approximately $282,000 due to the termination of the campaign which was the sole source of revenue for the three months ended September 30, 2000. This campaign was terminated based upon unsatisfactory operating results that did not fit into the Company's business plan and financial model.

As previously stated revenue from Master Services Agreement A accounted for approximately 63% of total revenue for the period ended September 30, 2001. As such, the Company believes that it has an abnormal concentration of revenue sources particularly with this one customer. Currently the Company's relationship with this one customer is good and the Company believes this relationship will continue. If such relationship was to terminate and the Company could not replace the customer it may have a severe short-term impact on the Company's future cash flows and results of operations. The Company believes that as the revenues increase under Master Services Agreement B the concentration percentages will decrease. The Company continues to seek additional clients to decrease the level of dependence on any one particular customer.

Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers. The Company manages its direct labor costs through a flexible staffing and scheduling program by utilizing a temporary staffing agency. Based on the increase in revenue as a result of an increase in the number of customers and campaigns, direct labor costs increased $314,422 or 116% from $271,887 for three months ended September 30, 2000 to $586,309 for the three months ended September 30, 2001.

Direct labor as a percentage of revenue may vary, sometimes significantly, from period to period based on the nature of the contract, the nature of the work, and the market in which the services are provided. For the three months ended September 30, 2001 direct labor was approximately 73% of revenue and for the three months ended September 30, 2000 direct labor was approximately 81% of revenue. The decrease in direct labor as a percentage of revenue is primarily related to the decrease in the number of pilot programs the Company is operating during the three months ended September 30, 2001 as compared to the same period in 2000.

Payroll and related costs increased $140,259 or 87% from $161,029 for the three months ended September 30, 2000 to $301,288 for the three months ended September 30, 2001. This increase is directly related to the increase in employees from 12 for the period ended September 30, 2000 to 22 for the period ended September 30, 2001. The increase in the number of employees was a result of adding certain key employees to our management team, such as our President, Director of Systems Integration and Chief Financial Officer as well as several support team employees.

Facilities expenses increased $158,641 or 133% from $119,396 for the three months ended September 30, 2000 to $278,037 for the three months ended September 30, 2001. The increase is primarily attributable to the increase in the number of call centers from one for the period ended September 30, 2000 to two for the period ended September 30, 2001 which resulted in an increase in expense of approximately $91,000 for rent, utilities, and equipment rental. The increase is also due to an increase in the capacity utilization of our existing call center, which resulted in an increase in telephony charges of approximately $62,000.

Selling, general and administrative expenses increased $136,559 or 179% from $76,326 for the three months ended September 30, 2000 to $212,885 for the three months ended September 30, 2001. The increase is directly attributable to the increase in the allowance for doubtful accounts of $136,087. The allowance for doubtful accounts was increased as a result of (i) an increase in the accounts receivable under Master Services Agreement A and (ii) the terrorist attacks on the United States of America on September 11, 2001 which has resulted in a delay in the fulfillment of sales and an increase in the back order status of the sales under Master Services Agreement A.

Professional fees decreased $337,181 or 80% from $418,860 for the three months ended September 30, 2000 to $81,679 for the three months ended September 30, 2001, primarily due to the decrease use of consultants by the Company during the period ended September 30, 2001 which resulted in a decrease in professional fees of approximately $333,000. During the three months ended September 30, 2000, the Company used several consultants to establish the management team, design the technology and develop its proprietary industry specific programs.

To attract and retain key members of management, the Company granted below fair market value stock options during the fiscal year ended June 30, 2001. Of the $23,483 charge $14,483 represents the amortization of the deferred compensation for options subject to a vesting schedule.

During the three months ended September 30, 2001, the Company granted below fair market value warrants and placed a value of $36,000 on these warrants. The full value was recorded as deferred compensation, which is being amortized to expense. The remaining $9,000 charge represents the amortization of the deferred compensation for warrants subject to a vesting schedule. There were no stock options granted in prior periods.

Depreciation and amortization increased $107,825 or 421% from $25,608 for the three months ended September 30, 2000 to $133,433 for the three months ended September 30, 2001. Such increase is primarily attributable to the increase in property and equipment and intangible assets and the timing of when such assets were placed in service and depreciation and amortization charges commenced.

Other income, net of other expense, increased $9,910 or 52% from $19,123 for the three months ended September 30, 2000 to $29,033 for the three months ended September 30, 2001 due to interest earned on certificates of deposits securing the revolving line of credit and other restricted cash.

As a result of the terrorist attacks on the United States of America on September 11, 2001, the Company is unable to predict the impact of an economic downturn, if any, on the Company's financial condition or results of operations. As of November 14, 2001, there has been no decline in the Company's revenues or cancellation of client contracts as a result of the terrorist attacks. We cannot assure that this will continue to be the case. Though the terrorist attacks have not had a negative impact on our contracts the attacks have had an impact on our customers and such events have in turn had a negative impact on the Company in the form of decreased cash flow.

One of the campaigns under Master Services Agreement A consists of selling wireless phones and services. The fulfiller under this Master Services Agreement A has experienced a backlog in fulfilling the orders, which has caused an increase in the accounts receivable aging, hence decreasing our cash flow. As a result, the Company has recorded an allowance for doubtful accounts against this receivable due to potential uncollectibility as a result of fulfillment issues.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow from the private sale of common stock and borrowings under its revolving bank line of credit.

In September 2001, the Company extended the existing revolving line of credit agreement with a commercial bank for a period of three months. The fixed interest rate was adjusted to 4.1%. This revolving line of credit is secured with a $500,000 certificate of deposit. The amount outstanding under this line of credit was $500,000 at September 30, 2001.

During the three months ended September 30, 2001, the Company sold 201,667 shares of common stock for $302,500, or $1.50 per share, in private placements to accredited investors.

On November 5, 2001, the Company entered into a term loan with an entity affiliated with one of the Company's advisory board members for $250,000 to be repaid within 30 days at an interest rate of 10%. The Company may extend the maturity date in increments of 30 days. If extended, each increment of 30 days will increase the interest rate by 1% with a maximum of 12%. Certain assets of the Company serve as collateral for this loan. Interest may be paid in shares of the Company's restricted common stock.

Net cash used in operating activities was $727,387 for the three months ended September 30, 2001, compared to net cash used in operating activities of $609,146 for the three months ended September 30, 2000. The increase of $118,241 in 2001 from 2000 was primarily due to an increase in accounts receivable of $240,805, offset by a increase in the net loss of $68,600, an increase in depreciation and amortization of $107,825, an increase in the allowance for doubtful accounts of $136,087 and an increase in equity related compensation charges of $34,483.

Net cash used in investing activities was $69,306 for the three months ended September 30, 2001, compared to net cash used in investing activities of $1,048,308 for the three months ended September 30, 2000. The decrease in net cash flow used in investing activities was primarily due to investments in the Company's second contact center to build the infrastructure and support the growth in the Company's business during the three months ended September 30, 2000.

Net cash provided by financing activities was $574,475 for the three months ended September 30, 2001, compared to net cash provided by financing activities of $3,007,062 for the three months ended September 30, 2000. The decrease in net cash flow provided by financing activities was primarily due to the significant proceeds from the Company's private sale of common stock received during the three months ended September 30, 2000.

During the quarter ended September 2001 compared to the same period in 2000, the Company successfully grew its sources of revenues within the telecommunications and automotive industries. The Company will continue to concentrate on increasing its revenues by growing and expanding existing contracts and obtaining new contracts, while decreasing costs where practicable. Management believes that its efforts to reduce costs and increase revenues have been successful, as reflected in operating results during the quarter ended September 30, 2001 compared to the same period in the prior year. Management continues to examine expenses for reduction possibilities, as well as seeking new revenue opportunities.

Based on anticipated growth of our business, we may experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand our contact centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a contact center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented. Any new contact centers we may establish can operationally leverage off our primary command center, through our virtual contact center portal, which should result in lower start up costs.

The Company has incurred losses since its inception, and continues to require additional capital to fund operations, capacity and facilities upgrades. The Company is currently exploring equity financing opportunities with several capital markets investment companies and other prospective sources of working capital and is seeking capital to grow its existing contracts and launch new contracts. There can be no assurance that the Company will be able to obtain such equity financing on terms acceptable to the Company, or at all. We have no agreements, arrangements, or undertakings in this regard. Failure to obtain such capital could have an adverse impact on the Company's future cash flows and results of operations.

The Company plans to file an application to enter into a revolving line of credit ("Credit Agreement") with an independent bank based upon the terms and conditions of several existing letters of interest. Under the terms of the proposed Credit Agreement, which will be a factoring arrangement, the Company will be able to obtain financing for 80% to 85% of specific accounts receivables up to $1,000,000 to $1,500,000. The Company will pay a processing fee, ranging from 0% to 2.0%, for financing each receivable depending upon the number of days from the funding of the advance until the customer pays the specific invoice. In addition, the Company will pay interest on the total amount advanced at a rate equal to the prime rate plus 2.0% to 2.5%. The agreement will provide for a term of one year. The Company believes they will be successful in obtaining the Credit Agreement. Such Credit Agreement, if obtained will prove particularly helpful in connection with the substantial accounts receivable from one particular campaign under Master Services Agreement A.

Management intends to generate the necessary capital to operate for the next twelve months by achieving break-even cash flow from operations and subsequent profitability, and successfully obtaining the Credit Agreement as described above. Unless the Company is successful in its efforts to achieve break-even cash flow and subsequent profitability and successfully obtaining a Credit Arrangement management believes that the Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitability in fiscal year 2002; however, there can be no assurances that the Company will be able to successfully achieve the plan.

From time to time the Company may evaluate potential acquisitions involving ___ complementary business or technologies. We believe we may be able to acquire such businesses or technologies through the issuance of our shares of common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such event, we may require additional funding to finance such acquisitions. Such financing, if available, may be in the form of equity and/or debt securities. We have no current understandings or arrangements with respect to any prospective acquisitions or commitments for funding in connection therewith.

Capital Expenditures
--------------------

The Company's operations will continue to require capital expenditures for real estate and capacity and facilities upgrades. The Company currently projects its capital expenditures for fiscal year 2002 to range from approximately $2.0 million to $2.5 million primarily for capacity expansion and upgrades at existing facilities to support the anticipated growth based on the master services agreements the Company has entered into during the three months ended September 30, 2001 and pending contracts as of November 1, 2001. The Company plans to finance these capital expenditures through cash flow from operations and subsequent profitability, and raising capital through sales of securities. We cannot assure the success of any of such efforts.

Inflation
---------

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurances that the Company's business will not be affected by inflation in the future.

Seasonality
-----------

We generally believe that our business is not seasonal.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Lawrence A. Locke, individually and on behalf of himself and all others similarly situated vs. Market News Alert and Intercallnet, Inc., Circuit Court of the State of Oregon, Case No. 0108-08304. The Company was previously served a summons and complaint in this matter, which seeks class action status and which alleges that the defendant, Market News Alert, was retained by a third party investor in the Company who paid cash consideration to such defendant to reprint and distribute a one page report on the Company, that the Company allegedly caused such report to be sent to the plaintiff, and that such purported action allegedly constitutes an unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 and the regulations promulgated thereunder. The Company has previously been advised by plaintiff's counsel that an amended complaint, alleging monetary damages, will be filed and served, although no such service has yet occurred. The Company believes such allegations concerning the Company to be without any merit and plans to vigorously defend any proceeding should this action be further pursued.

From time to time, the Company is subject to lawsuits and claims, most of which arise out of its operations and are incidental to its business. The Company is not currently subject to any other claims, actions and/or proceedings.

Item 2. Changes in Securities

During the three months ended September 30, 2001, the Company issued the following shares of common stock, at $1.50 per share, pursuant to Section 4(2) under the Securities Act based upon the limited number of offerees, their relationship to the Company, as prior existing shareholders and accredited investors, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering: on August 23, 2001, 40,000 shares to Claudia Boyadjian, 43,334 shares to Juan Carlos Boyadjian, and 83,333 shares to Pedro Yenidjeian and on September 4, 2001, 35,000 shares to John Spindler.

Item 3. Defaults Upon Senior Securities

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

(a)      The following documents are filed as part of this report:

10.15. Employment Agreement dated as of October 1, 2001, entered into between the Company and Scott R. Gershon (filed herewith).

10.16. Employment Agreement dated as of October 1, 2001, entered into between the Company and George A. Pacinelli (filed herewith).

10.17. Employment Agreement dated as of October 1, 2001, entered into between the Company and Stephanie L. Brady (filed herewith).

10.18. Consulting Agreement dated as of October 15, 2001, entered into between the Company and Paul Cifaldi of E Commerce Consulting, Inc. (filed herewith).


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Intercallnet, Inc.
                                                    (Registrant)


Date:    November 14, 2001                       By: /s/ Scott R. Gershon
                                                     ---------------------------
                                                     SCOTT R. GERSHON
                                                     Chief Executive Officer


Date:    November 14, 2001                       By: /s/ Stephanie L. Brady
                                                     ---------------------------
                                                     STEPHANIE L. BRADY
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)