Form 10QSB
period 2001-12-31
INTERCALLNET INC
filed 2002-02-13
CIK 1112987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

As of February 7, 2002, there were 12,204,820 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----     -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


         a) Consolidated Balance Sheets as of December 31, 2001 (Unaudited) and June 30, 2001.

         b) Consolidated Statements of Operations (Unaudited) for the six months and three months ended December 31, 2001 and December 31, 2000.

         c) Consolidated Statement of Stockholders' Equity for the year ended June 30, 2001 and for the six months ended December 31, 2001 (Unaudited).

         d) Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2001 and 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors of
Intercallnet, Inc.



We have reviewed the accompanying consolidated balance sheet of Intercallnet, Inc. and its subsidiary (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the December 31, 2001 interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.




/s/Ahearn, Jasco + Company, P.A.
   -----------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
February 7, 2002

                               INTERCALLNET, INC.
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2001 (Unaudited) and JUNE 30, 2001
================================================================================

                                                                                   (Unaudited)
                                                                                December 31, 2001     June 30, 2001
                                                                                -----------------     -------------

                                     ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                                      $    21,606          $   360,779
   Restricted cash                                                                    243,064              779,064
   Accounts receivable, net of allowances                                             685,334              280,044
   Prepaid expenses and other assets                                                  145,534               91,213
                                                                                  -----------          -----------

       TOTAL CURRENT ASSETS                                                         1,095,538            1,511,100

PROPERTY AND EQUIPMENT, net                                                         1,323,655            1,347,699

INTANGIBLE ASSETS, net                                                                492,564              612,027

SECURITY DEPOSITS                                                                      53,865               55,482
                                                                                  -----------          -----------

       TOTAL                                                                      $ 2,965,622          $ 3,526,308
                                                                                  ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and other                                                   $ 1,079,792          $   743,259
     Revolving line of credit                                                              --              200,000
     Due to officers and directors                                                    124,084                   --
     Bridge financing                                                                 350,000                   --
     Convertible notes payable                                                        107,792                   --
     Current portion of capital leases                                                141,792              128,597
     Current portion of note payable                                                   22,308               39,893
                                                                                  -----------          -----------

       TOTAL CURRENT LIABILITIES                                                    1,825,768            1,111,749
                                                                                  -----------          -----------

CAPITAL LEASES, less current portion                                                       --               36,487
NOTE PAYABLE, less current portion                                                     41,722               43,636
                                                                                  -----------          -----------

       TOTAL LIABILITIES                                                            1,867,490            1,191,872
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value; 2,000,000 shares
       authorized; zero shares issued and outstanding                                      --                   --
   Common stock, $0.0001 par value; 50,000,000 shares
       authorized; 12,204,820 and 11,979,068 shares issued and
       outstanding, at December 31, 2001 and June 30, 2001, respectively                1,221                1,198
   Additional paid-in capital                                                       7,278,627            6,904,930
   Deferred compensation                                                             (215,450)            (255,200)
   Accumulated deficit                                                             (5,966,266)          (4,316,492)
                                                                                  -----------          -----------

       STOCKHOLDERS' EQUITY, NET                                                    1,098,132            2,334,436
                                                                                  -----------          -----------

       TOTAL                                                                      $ 2,965,622          $ 3,526,308
                                                                                  ===========          ===========

          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
================================================================================

                                                               (Unaudited)           (Unaudited)
                                                            December 31, 2001      December 31, 2000
                                                            -----------------      -----------------
REVENUE                                                       $  1,615,544           $    497,115
                                                              ------------           ------------

OPERATING EXPENSES:
       Direct labor                                              1,075,361                444,958
       Payroll and related costs                                   550,152                309,804
       Facilities expenses                                         545,568                225,639
       Selling, general and administrative                         547,362                172,594
       Professional fees                                           218,579                526,163
       Equity related compensation charges                          73,296                     --
       Depreciation and amortization                               266,867                124,249
                                                              ------------           ------------

       Total Operating Expenses                                  3,277,185              1,803,407
                                                              ------------           ------------

LOSS FROM OPERATIONS                                            (1,661,641)            (1,306,292)

OTHER INCOME, NET                                                   11,867                 49,124
                                                              ------------           ------------

       LOSS BEFORE PROVISION FOR INCOME TAXES                   (1,649,774)            (1,257,168)

PROVISION FOR INCOME TAXES                                              --                     --
                                                              ------------           ------------

       NET LOSS                                               $ (1,649,774)          $ (1,257,168)
                                                              ============           ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted   $      (0.14)          $      (0.14)
                                                              ============           ============
   Weighted average number of shares outstanding                12,145,305              9,133,110
                                                              ============           ============



          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000
================================================================================

                                                               (Unaudited)         (Unaudited)
                                                            December 31, 2001   December 31, 2000
                                                            -----------------   -----------------

REVENUE                                                       $    815,545          $    162,614
                                                              ------------          ------------

OPERATING EXPENSES:
       Direct labor                                                489,052               173,071
       Payroll and related costs                                   248,864               148,775
       Facilities expenses                                         267,531               106,243
       Selling, general and administrative                         334,477                96,268
       Professional fees                                           136,900               107,303
       Equity related compensation charges                          49,813                    --
       Depreciation and amortization                               133,434                98,641
                                                              ------------          ------------

       Total Operating Expenses                                  1,660,071               730,301
                                                              ------------          ------------

LOSS FROM OPERATIONS                                              (844,526)             (567,687)

OTHER INCOME (EXPENSES), NET                                       (17,166)               30,001
                                                              ------------          ------------

       LOSS BEFORE PROVISION FOR INCOME TAXES                     (861,692)             (537,686)

PROVISION FOR INCOME TAXES                                              --                    --
                                                              ------------          ------------

       NET LOSS                                               $   (861,692)         $   (537,686)
                                                              ============          ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted   $      (0.07)         $      (0.06)
                                                              ============          ============
   Weighted average number of shares outstanding                12,188,763             9,485,186
                                                              ============          ============



          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 and
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
================================================================================

                                               Common Stock, Common Stock   Additional                                     Total
                                                  # of          at par       Paid-in        Deferred      Accumulated  Stockholders'
                                                  shares        value        Capital      Compensation     Deficit        Equity
                                               -----------    -----------   -----------   -----------    -----------    -----------
STOCKHOLDERS' EQUITY, June 30, 2000              6,125,263    $       613   $ 1,935,112   $        --    $  (522,210)   $ 1,413,515

Issuance of common stock for cash,
     net of expenses                             3,478,805            348     3,939,243            --             --      3,939,591

Repurchase common stock                           (175,000)           (18)     (199,982)           --             --       (200,000)

Issuance of common stock for services              100,000             10       114,990            --             --        115,000

Recapitalization as a result of merger           2,450,000            245        37,767            --             --         38,012

Issuance of stock options                               --             --     1,077,800      (255,200)            --        822,600

Net loss for the year ended June 30, 2001               --             --            --            --     (3,794,282)    (3,794,282)
                                               -----------    -----------   -----------   -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2001             11,979,068    $     1,198   $ 6,904,930   $  (255,200)   $(4,316,492)   $ 2,334,436
                                               -----------    -----------   -----------   -----------    -----------    -----------

Issuance of common stock for cash,
     net of expenses                               201,667             20       295,655            --             --        295,675

Issuance of common stock warrants for services          --             --        52,378       (18,000)            --         34,378

Issuance of common stock for services               24,085              3         9,631            --             --          9,634

Issuance of stock options for services                  --             --        39,000       (39,000)            --             --

Deferred compensation amortization
     and forfeitures                                    --             --       (45,467)       96,750             --         51,283

Issuance of investor warrants                           --             --        22,500            --             --         22,500

Net loss for the period ended
     December 31, 2001                                  --             --            --            --     (1,649,774)    (1,649,774)
                                               -----------    -----------   -----------   -----------    -----------    -----------

STOCKHOLDERS' EQUITY, December 31, 2001         12,204,820    $     1,221   $ 7,278,627   $  (215,450)   $(5,966,266)   $ 1,098,132
                                               ===========    ===========   ===========   ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                               INTERCALLNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000
================================================================================

                                                         (Unaudited)         (Unaudited)
                                                      December 31, 2001    December 31, 2000
                                                      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(1,649,774)          $(1,257,168)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                       266,867               124,249
        Equity related compensation charges                  95,295                    --
        Deferred payroll and other compensation              94,363                    --
        Increase in allowance for doubtful accounts         405,727                    --
   Changes in certain current assets and liabilities:
        Accounts receivable                                (811,017)               64,165
        Prepaid expenses and other assets                   (54,321)             (202,957)
        Accounts payable and other                          336,533                30,411
                                                        -----------           -----------

       NET CASH USED IN OPERATING ACTIVITIES             (1,316,327)           (1,241,300)
                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                 --              (455,826)
   Purchase of property and equipment                       (58,701)             (886,636)
   Changes in security deposits                               1,617                61,168
                                                        -----------           -----------

       NET CASH USED IN INVESTING ACTIVITIES                (57,084)           (1,281,294)
                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving line of credit                  (200,000)              100,000
   Payments on note payable                                 (19,499)              (17,828)
   Payments on capital leases                               (87,951)                   --
   Proceeds from bridge financing                           350,000                    --
   Proceeds from convertible notes payable                  107,792                    --
   Proceeds from officer                                     29,721                    --
   Decrease (increase) in restricted cash                   536,000              (751,000)
   Issuance of common stock purchase warrants                22,500                    --
   Issuance of common stock for cash, net                   295,675             3,806,591
                                                        -----------           -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES          1,034,238             3,137,763
                                                        -----------           -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (339,173)              615,169

CASH AND CASH EQUIVALENTS, beginning of period              360,779               814,727
                                                        -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                $    21,606           $ 1,429,896
                                                        ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                               $    35,817           $     8,255
                                                        ===========           ===========
   Cash paid for income taxes                           $        --           $        --
                                                        ===========           ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the six months ended December 31, 2001, the Company acquired certain computer equipment valued at approximately $61,000 pursuant to a capital lease.

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

In April 2001, NMC changed its name to Intercallnet, Inc. and re-incorporated in the State of Florida. Intercallnet, Inc. and its subsidiary, ICN, are collectively referred to herein as the "Company".

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

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)
--------------------------------------------------------------------------------


Description of Business (continued)
-----------------------
Some typical telecommunications applications include: (i) list building, (ii) outbound sales, (iii) inbound sales, order taking, (iv) customer service/"help desk" (v) lead generation, (vi) warranty and insurance sales and/or renewals and
(vii) customer database development and "mining".

Some of our automotive specific applications include: (i) prospect follow-up,
(ii) quality control, (iii) appointment setting, (iv) service reminder contact,
(v) warranty call handling (vi) sales and services satisfaction surveys, and
(vii) customer database development and "mining".

Interim Information
-------------------
The financial statements of the Company for the three month and six month periods ended December 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended December 31, 2001 and 2000 are unaudited. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2001 financial statements have been reviewed by an independent public accountant pursuant to Item 310(b) of SEC Regulation S-B and following applicable standards for conducting such review, and the report of the accountant is included as part of this document. The results of operations for the interim period are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

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

Revenue from two customers accounted for approximately 74% and 14%, respectively of total revenue for the period ended December 31, 2001. All revenue for the period ended December 31, 2000 was from a single customer. As such, the Company believes it has an undue concentration of revenue sources. Accounts receivable from one customer accounted for approximately 85% of the total accounts receivable for the period ended December 31, 2001. Accounts receivable at December 31, 2000 was from a single customer. As such, the Company believes that it has an undue concentration of credit risk in its receivables.

Allowance for Doubtful Accounts
-------------------------------
On January 8, 2002, the Company was notified by the client under Master Services Agreement A that the campaign for selling wireless phones and services was terminated by the wireless carrier and all payments due under the campaign will be held for a period of 181 days. The Company had previously ceased dialing under this campaign due to inconsistencies in reporting and late payments from the client. As a result of the campaign termination and payment hold period, the potential uncollectibility of the receivable under this campaign has increased from the previous estimate of $136,087 at September 30, 2001 to $398,277 at December 31, 2001. The client under Master Services Agreement A, with the Company's cooperation, has undertaken steps to pursue legal remedies against the wireless carrier and/or its agents.

Income Taxes
------------
The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes is zero the periods ended December 31, 2001 and 2000, as any deferred tax assets generated by the losses from operations are offset in their entirety by a valuation allowance.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------


Net Loss per Share
------------------
SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For the periods ended December 31, 2001 and 2000, basic and diluted EPS are the same, as the inclusion of common stock equivalents would be anti-dilutive. Common stock equivalents were 3,087,545 and 1,185,625 at December 31, 2001 and 2000, respectively.

Restricted Cash
---------------
The Company has restricted cash in the form of compensating balances for various letters of credit issued by financial institutions. The balance at December 31, 2001 represents a certificate of deposit guaranteeing performance under the Company's operating lease for corporate offices and facilities. All restricted cash is held in interest bearing accounts. Currently, there are no amounts outstanding under any of the letters of credit.

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

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 3.  REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

On December 11, 2001, the Company's revolving line of credit agreement with a commercial bank matured and was satisfied in full with the $500,000 certificate of deposit that was guaranteeing the performance under the line of credit. The balance of the line of credit at maturity was $500,000. As a result, there were no proceeds returned to the Company except for interest earned on the certificate of deposit, net of the interest expense due under the revolving line of credit.


--------------------------------------------------------------------------------
NOTE 4.  DUE TO OFFICERS AND DIRECTORS
--------------------------------------------------------------------------------

Deferred Compensation
---------------------
Certain key executive officers of the Company have agreed to defer drawing compensation from the Company commencing in November 2001. Such deferral is scheduled to continue until the Company's cash flow is sufficient, in management's view, to support the payment of compensation. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts are outstanding. At December 31, 2001, the total amount due to the key executive officers is approximately $80,000.

Due to Officers
---------------
From time to time certain officers and directors of the Company have directly paid certain Company expenses. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such amounts are outstanding. At December 31, 2001, the total amount due to officers is approximately $30,000.

Due to Directors
----------------
One of the Company's consultants who is also a Director has agreed to defer drawing payments for such consulting services commencing in November 2001. Such deferral is scheduled to continue until the Company's cash flow is sufficient, in management's view, to support the payment of consulting services. At December 31, 2001, the total amount due to this consultant is approximately $10,000.


--------------------------------------------------------------------------------
NOTE 5.  BRIDGE FINANCING
--------------------------------------------------------------------------------

From November through December 2001, the Company issued $350,000 of short-term bridge financing debt to two individual investors with interest rates ranging from 10% to 12%. The debt renews every 30 days and the interest is to be repaid in shares of the Company's restricted common stock. In addition, a shareholder of the Company has promised to transfer 10,000 shares to each individual investor; this transfer has not occurred as of February 7, 2002. This short-term bridge financing debt is secured with certain assets of the Company. Of the total $350,000 of short- term bridge financing debt, $100,000 was from an immediate family member of an officer of the Company.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 6.  UNIT OFFERING
--------------------------------------------------------------------------------

During the period from November 2001 through January 2002, the Company raised $225,000 and issued 450,000 warrants to purchase shares of the Company's restricted common stock through a private unit offering to accredited investors. Each unit was priced at $25,000, which consisted of a promissory note for $25,000 and warrants to purchase 50,000 shares of restricted common stock. Of the total $225,000 raised, $87,500 was received from officers and directors, and/or from their family members.

The promissory note bears interest, on a monthly basis, at a rate of prime (which was 4.75% at December 31, 2001) plus 2.0%, with a term of one year. The promissory note (including accrued interest) may, at the option of the note holder, be re-paid in cash or converted at or after the scheduled maturity date into shares of the Company's restricted common stock at a conversion rate of $0.25 per share (the fair value of the Company's restricted common stock during the offering period).

The warrants are immediately exercisable at a price of $0.50 per share and expire two years after the date of grant. The warrants include a call provision by the Company, which operates as follows: when and if the bid price of the stock is at $1.00 or more for any ten (10) day consecutive trading period, the Company may demand the warrant holder to exercise 100% of the warrants issued pursuant to the unit offering; the warrant holder then has ten (10) business days to exercise said warrants; if the warrants are not exercised within ten
(10) business days, then the warrants immediately expire.

As of December 31, 2001, the Company sold a total of five units for $125,000 in gross proceeds. According to applicable accounting principles, the Company placed a value of $17,500 on the 250,000 warrants issued, and recorded this amount to additional paid in capital. The initial promissory note balance of $107,500 will accrete to $125,000 as a charge to interest expense over the next twelve months. In January 2002, the Company sold an additional four units for $100,000 in gross proceeds and issued 200,000 warrants.


--------------------------------------------------------------------------------
NOTE 7.  CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

During the six months ended December 31, 2001, the Company acquired certain office equipment under the provisions of a long-term lease and has capitalized the minimum lease payments. The lease is for a period of 15 months and the lease property has a recorded cost of approximately $61,000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 8.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

During the six months ended December 31, 2001, the Company sold 201,667 shares of common stock that resulted in net proceeds to the Company of $295,675.

In December 2001, an investor purchased warrants to acquire 150,000 shares of the Company's restricted common stock for $5,000. These warrants are exercisable at $0.50 per share and expire in June 2003. The warrants are not exercisable until June 2002. Also see Note 6 for warrants issued in a unit offering for $17,500.

During the six months ended December 31, 2001, the Company entered into an agreement with an unrelated third party to provide certain investor relation services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of the Company's restricted common stock, exercisable at $1.02 per share. Such warrants vest ratably over twelve months and are exercisable for a period of five years. The shares of the Company's common stock underlying the warrants have piggyback registration rights when and if the Company files a registration statement. The Company placed a value of $36,000 on these warrants and recorded the full value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the one year vesting period and amounted to $18,000 for the six months ended December 31, 2001.

During the six months ended December 31, 2001, the Company entered into an agreement with an unrelated third party to provide certain investor and financial related services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 48,171 shares of the Company's restricted common stock, exercisable at $1.00 per share. The shares of the Company's common stock underlying the warrants have piggyback registration rights when and if the Company files a registration statement. The Company placed a value of $16,378 on the warrants and has recorded compensation expense for such amount. In addition to the warrants, the Company also issued 24,085 shares of restricted common stock and management placed a value of $9,634 on the services provided.

During the six months ended December 31, 2001, the Company issued stock options for 100,000 shares of the Company's restricted common stock for services provided by other than employees of the Company. The exercise price of these options is $0.50 and the options vest over three years. The fair value of the options was computed as $39,000, and this amount will be amortized to expense over the vesting period. Total amortization of all deferred compensation arrangements (for employees and consultants) totaled $96,750 for the six months ended December 31, 2001. Deferred compensation was adjusted during the six months ended December 31, 2001 to account for unvested stock options forfeited by terminated employees amounting to $45,467.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Lease Obligations
-----------------
At December 31, 2001, the Company has executed lease agreements for certain office equipment pursuant to operating leases for a period of two years. Such lease agreements are not effective as of December 31, 2001 as the underlying equipment has not been installed. When the equipment is installed and the lease agreements become effective, the lease payments will be approximately $12,600 per month.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

We make statements in this Report on Form 10-QSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 (Exchange Act) that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Exchange Act. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this Report will, in fact, occur.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to: (a) continuing operating losses and insufficient cash flow from operations, (b) uncertain ability to meet current and future working capital needs, (c) going concern considerations, (d) uncertainty of future profitability, (e) reliance on a few major clients, (f) dependence on the success of our clients' products, (g) continued U.S. economic downturn which may adversely effect our current and prospective customers and therefore, our business and (h) possible volatility of our stock price due to, among other things, a substantial number of restricted shares of the Company's common stock recently eligible for resale pursuant under Rule 144 of the Securities Act.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 as compared to the Three Months Ended December 31, 2000:

For the three months ended December 31, 2001, the Company reported a net loss of $861,692, or $0.07 per common share, on total revenues of $815,545. For the three months ended December 31, 2000, the Company reported a net loss of $537,686, or $ 0.06 per common share, on total revenues of $162,614.

Revenue increased $652,931 or 402% from $162,614 for the three months ended December 31, 2000 to $815,545 for the three months ended December 31, 2001. This increase in revenue is primarily attributable to an increase in the number of clients and programs the Company is operating.

During the three months ended December 31, 2001, the Company was operating under two; three-year master services agreements with unrelated third parties to provide comprehensive telemarketing services. Under each master services agreement, specific campaigns are added in the form of project attachments. One of these master services agreements (referred to herein as Master Services Agreement A) generated approximately $709,000, or 87% of the revenue during the three months ended December 31, 2001 through three separate project attachments. The second master services agreement (referred to herein as Master Services Agreement B) generated approximately $82,000, or 10% of the revenue during the three months ended December 31, 2001 through 15 separate project attachments, of which nine are pursuant to one year contracts with established flat fees to be charged for services, on a monthly basis, and six are promotional campaigns which usually last five to six days at a flat fee for the services provided.

As previously reported in a Form 8-K filed January 17, 2002, on January 8, 2002, the Company was notified by the client under Master Services Agreement A that one of the campaigns for selling wireless phones and services was terminated by the wireless carrier. With prior notice to the client and with the client's consent, the Company had previously ceased operating pursuant to this campaign due to inconsistencies in reporting and late payments from the client. This individual campaign generated approximately $583,000 or 71% of the revenue for the three months ended December 31, 2001.

The Company is currently in the process of negotiating a new contract with an independent unrelated third party for a new campaign for selling wireless phones and services to replace the campaign that was terminated. The Company anticipates commencing this campaign in approximately the middle of March 2002. If the Company is not successful in replacing the campaign that was terminated on January 8, 2002, it may have a severe short-term impact on the Company's future cash flows and results of operations.

As previously stated, revenue from Master Services Agreement A accounted for approximately 87% of total revenue for the three months ended December 31, 2001. As such, the Company believes that it has an undue concentration of revenue sources. The Company believes that as revenues may increase under Master Services Agreement B and additional contracts may be executed, such concentration percentage will decrease. The Company continues to seek additional clients to decrease the level of dependence on any one particular customer.

The Company is currently responding to several requests for proposals from independent unrelated third parties.

Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers. The Company manages its direct labor costs through a flexible staffing and scheduling program by utilizing temporary staffing agencies. Based on the increase in revenue as a result of an increase in the number of customers and campaigns, direct labor costs increased $315,981 or 125% from $173,071 for three months ended December 31, 2000 to $489,052 for the three months ended December 31, 2001.

Direct labor as a percentage of revenue may vary, sometimes significantly, from period to period based on the nature of the contract, the nature of the work, and the market in which the services are provided. For the three months ended December 31, 2001 direct labor was approximately 60% of revenue and for the three months ended December 31, 2000 direct labor was approximately 106% of revenue. The decrease in direct labor as a percentage of revenue is primarily related to the decrease in the number of pilot programs, which are generally billed at or below cost, the Company operated during the three months ended December 31, 2001 as compared to the same period in 2000.

Payroll and related costs increased $100,089 or 67% from $148,775 for the three months ended December 31, 2000 to $248,864 for the three months ended December 31, 2001. This increase is directly related to the increase in employees from 10 for the period ended December 31, 2000 to 15 for the period ended December 31, 2001. The increase in the number of employees was a result of adding certain key employees to our management team, such as our President, Director of Systems Integration and Chief Financial Officer as well as several support team employees.

Facilities expenses increased $161,288 or 152% from $106,243 for the three months ended December 31, 2000 to $267,531 for the three months ended December 31, 2001. The increase is primarily attributable to the increase in the number of call centers from one for the period ended December 31, 2000 to two for the period ended December 31, 2001 which resulted in an increase in expense of approximately $91,000 for rent, utilities, and equipment rental. The increase is also due to an increase in the capacity utilization of our existing call center, which resulted in an increase in telephony charges of approximately $57,000.

Selling, general and administrative expenses increased $238,209 or 247% from $96,268 for the three months ended December 31, 2000 to $334,477 for the three months ended December 31, 2001. The increase is directly attributable to the increase in the allowance for doubtful accounts of approximately $262,000. The allowance for doubtful accounts was increased as a result of (i) an increase in the accounts receivable under Master Services Agreement A and (ii) the terrorist attacks on the United States of America on September 11, 2001 which resulted in an increase in demand for wireless phones and services which caused a delay in the fulfillment of sales and an increase in the back order status of the sales under Master Services Agreement A.

To attract and retain key members of management, the Company granted below fair market value stock options during the fiscal year ended June 30, 2001, and it has used warrants, options and stock to obtain services from consultants during the three months ended December 31, 2001. Of the $49,813 charge for equity related compensation charges during the three months ended December 31, 2001, $11,550 represents the amortization of the deferred compensation for options subject to a vesting schedule, $9,000 represents the amortization of warrants granted below fair market, $3,250 represents the amortization of the deferred compensation for options granted during the three months ended December 31, 2001 to consultants and $26,013 for stock and warrants granted to a financial consulting group during the three months ended December 31, 2001. There were no equity related compensation charges during the three months December 31, 2000.

Depreciation and amortization increased $34,793 or 35% from $98,641 for the three months ended December 31, 2000 to $133,434 for the three months ended December 31, 2001. Such increase is primarily attributable to the increase in property and equipment purchases and the timing of when such assets were placed in service and depreciation and amortization charges commenced.

Other income, net of other expense, decreased $47,167 or 157% from $30,001 of other income for the three months ended December 31, 2000 to $17,166 of other expenses for the three months ended December 31, 2001 due to an increase in interest expense as a direct result of the increase in the short term and long term debt at December 31, 2001 as compared to December 31, 2000.


Six Months Ended December 31, 2001 as compared to the Six Months Ended December 31, 2000:

For the six months ended December 31, 2001, the Company reported a net loss of $1,649,774, or $0.14 per common share, on total revenues of $1,615,544. For the six months ended December 31, 2000, the Company reported a net loss of $1,257,168, or $0.14 per common share, on total revenues of $497,115.

Revenue increased $1,118,429 or 225% from $497,115 for the six months ended December 31, 2000 to $1,615,544 for the six months ended December 31, 2001. This increase in revenue is primarily attributable to an increase in the number of clients and programs the Company is operating.

During the six months ended December 31, 2001, the Company entered into two three-year master services agreements with unrelated third parties to provide comprehensive telemarketing services. Under each master services agreement, specific campaigns are added in the form of project attachments. One of these master services agreements (referred to herein as Master Services Agreement A) generated approximately $1,204,000, or 74% of the revenue during the six months ended December 31, 2001 through three separate project attachments. The second master services agreement (referred to herein as Master Services Agreement B) generated approximately $85,000, or 5% of the revenue during the six months ended December 31, 2001 through 15 separate project attachments, of which nine are pursuant to one year contracts with established flat fees to be charged for services, on a monthly basis, and six are promotional campaigns which usually last five to six days at a flat fee for the services provided.

Revenue also increased approximately $226,000 or 14% of the total revenue during the six months ended December 31, 2001 due to an additional campaign that was not in place during the six months ended December 31, 2000. This campaign was terminated at the end of September 2001 due to unsatisfactory operating results.

The above increases in revenue was partially offset by a decrease in revenue of approximately $445,000 due to the termination of the campaign which was the sole source of revenue for the six months ended December 31, 2000. This campaign was terminated based upon unsatisfactory operating results.

On January 8, 2002, the Company was notified by the client under Master Services Agreement A that one of the campaigns for selling wireless phones and services was terminated by the wireless carrier. This individual campaign generated approximately $1,068,800 or 66% of the revenue for the six months ended December 31, 2001.

The Company is currently in the process of negotiating a new contract with an independent unrelated third party for a new campaign for selling wireless phones and services to replace the campaign that was terminated. The Company anticipates commencing this campaign by approximately the middle of March 2002. If the Company is not successful in replacing the campaign that was terminated on January 8, 2002 with the campaign currently being negotiated or with a similar campaign it may have a severe short-term impact on the Company's future cash flows and results of operations.

As previously stated revenue from Master Services Agreement A accounted for approximately 74% of total revenue for the six months ended December 31, 2001. As such, the Company believes that it has an undue concentration of revenue sources. The Company believes that as revenues may increase under Master Services Agreement B and additional contracts may be executed, the concentration percentages will decrease. The Company continues to seek additional clients to decrease the level of dependence on any one particular customer.

The Company is currently responding to several requests for proposals from independent unrelated third parties.

Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers. The Company manages its direct labor costs through a flexible staffing and scheduling program by utilizing temporary staffing agencies. Based on the increase in revenue as a result of an increase in the number of customers and campaigns, direct labor costs increased $630,403 or 142% from $444,958 for the six months ended December 31, 2000 to $1,075,361 for the six months ended December 31, 2001.

Direct labor as a percentage of revenue may vary, sometimes significantly, from period to period based on the nature of the contract, the nature of the work, and the market in which the services are provided. For the six months ended

December 31, 2001 direct labor was approximately 67% of revenue and for the six months ended December 31, 2000 direct labor was approximately 90% of revenue. The decrease in direct labor as a percentage of revenue is primarily related to the decrease in the number of pilot programs, which are generally billed at or below cost, the Company operated during the six months ended December 31, 2001 as compared to the same period in 2000.

Payroll and related costs increased $240,348 or 78% from $309,804 for the six months ended December 31, 2000 to $550,152 for the six months ended December 31, 2001. This increase is directly related to the increase in employees from 10 for the period ended December 31, 2000 to 15 for the period ended December 31, 2001. The increase in the number of employees was a result of adding certain key employees to our management team, such as our President, Director of Systems Integration and Chief Financial Officer as well as several support team employees.

Facilities expenses increased $319,929 or 142% from $225,639 for the six months ended December 31, 2000 to $545,568 for the six months ended December 31, 2001. The increase is primarily attributable to the increase in the number of call centers from one for the period ended December 31, 2000 to two for the period ended December 31, 2001 which resulted in an increase in expense of approximately $182,000 for rent, utilities, and equipment rental. The increase is also due to an increase in the capacity utilization of our existing call center, which resulted in an increase in telephony charges of approximately $119,000.

Selling, general and administrative expenses increased $374,768 or 217% from $172,594 for the six months ended December 31, 2000 to $547,362 for the six months ended December 31, 2001. The increase is directly attributable to the increase in the allowance for doubtful accounts of approximately $406,000. As a result of the terrorist attacks on the United States of America on September 11, 2001, one of the campaigns under Master Services Agreement A experienced a backlog in fulfilling the orders of wireless phones and services sold by the Company as a direct result of the increase in the demand for wireless phones and services as a result of the terrorist attacks. This backlog may result in the ultimate buyer of the wireless phones and services canceling the order, and thereby reducing the Company's fees, which are performance based. As a result of these fulfillment issues being experienced by the Company's client, the Company has recorded an allowance for doubtful accounts against the receivable due from its client because of the potential uncollectibility.

Professional fees decreased $307,584 or 58% from $526,163 for the six months ended December 31, 2000 to $218,579 for the six months ended December 31, 2001, primarily due to the decreased use of consultants by the Company during the period ended December 31, 2001 which resulted in a decrease in costs of approximately $309,000. During the six months ended December 31, 2000, the Company used several consultants to establish its then management team, acquire and implement its technology and develop its proprietary industry specific programs.

To attract and retain key members of management, the Company granted below fair market value stock options during the fiscal year ended June 30, 2001 and it has used warrants, options and stock to obtain services from consultants for the six months ended December 31, 2001. Of the $73,296 charge for equity related compensation charges during the six months ended December 31, 2001, $26,033 represents the amortization of the deferred compensation for options subject to a vesting schedule, $18,000 represents the amortization of warrants granted below fair market, $3,250 represents the amortization of the deferred compensation for options granted to consultants and $26,013 for stock and warrants granted to a financial consulting group. There were no equity related compensation charges during the six months December 31, 2000.

Depreciation and amortization increased $142,618 or 155% from $124,249 for the six months ended December 31, 2000 to $266,867 for the six months ended December 31, 2001. Such increase is primarily attributable to the increase in property and equipment purchases and the timing of when such assets were placed in service and depreciation and amortization charges commenced.

Other income, net of other expense, decreased $37,257 or 76% from $49,124 for the six months ended December 31, 2000 to $11,867 for the six months ended December 31, 2001 due to an increase in interest expense as a direct result of the increase in the short term and long term debt at December 31, 2001 as compared to December 31, 2000.

As of the date of this Report, there has been no other decline in the Company's revenues or cancellation of client contracts, except as described above, as a result of the September 11, 2001 terrorist attacks. We cannot assure that this will continue to be the case. The terrorist attacks continue to have a negative impact on the U.S. economy in general and on our customers and such events have in turn had a negative impact on the Company in the form of decreased cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow from the private sale of common stock, the issuance of convertible debt, the issuance of bridge financing, borrowings under its revolving bank line of credit and the deferral of the payment of compensation to certain officers and directors.

During the six months ended December 31, 2001, the Company sold 201,667 shares of restricted common stock for total proceeds, net of expenses, of $295,675, or $1.50 per share, in private placements to accredited investors.

During the period from November 2001 through January 2002, the Company raised $225,000 and issued warrants to purchase 450,000 shares of the Company's restricted common stock through a private unit offering to accredited investors. Each unit was priced at $25,000, which consisted of a promissory note for $25,000 and warrants to purchase 50,000 shares of restricted common stock. Of the total $225,000 raised, $87,500 was received from officers and directors, and/or from their family members.

The promissory note bears interest, on a monthly basis, at a rate of prime (which was 4.75% at December 31, 2001) plus 2.0%, with a term of one year. The promissory note (including accrued interest) may, at the option of the note holder, be re-paid in cash or converted at or after the scheduled maturity date into shares of the Company's restricted common stock at a conversion rate of $0.25 per share (the fair value of the Company's restricted common stock during the offering period).

The warrants are immediately exercisable at a price of $0.50 per share and expire two years after the date of grant. The warrants include a call provision by the Company, which operates as follows: when and if the bid price of the stock is at $1.00 or more for any ten (10) day consecutive trading period, the Company may demand the warrant holder to exercise 100% of the warrants issued pursuant to the unit offering; the warrant holder has ten (10) business days to exercise said warrants; if warrants are not exercised within ten (10) business days, then the warrants immediately expire.

From November through December 2001, the Company issued $350,000 of short-term bridge financing debt to two individual investors with interest rates ranging from 10% to 12%. The debt renews every 30 days and the interest is to be repaid in shares of the Company's restricted common stock. In addition, a shareholder of the Company has promised to transfer 10,000 shares to each individual investor; this transfer has not occurred as of February 7, 2002. This short-term bridge financing debt is secured with certain assets of the Company. Of the total $350,000 of short- term bridge financing debt, $100,000 was from an immediate family member of an officer of the Company.

On December 11, 2001, the Company's revolving line of credit matured and was satisfied in full with the $500,000 certificate of deposit that was guaranteeing the performance under the line of credit. The balance of the line of credit at maturity was $500,000. As a result, there were no proceeds returned to the Company except for interest earned on the certificate of deposit, net of the interest expense due under the revolving line of credit.

Certain key executive officers of the Company have agreed to defer drawing compensation from the Company commencing in November 2001. Such deferral is scheduled to continue until the Company's cash flow is sufficient, in management's view, to support the payment of compensation. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts are outstanding. At December 31, 2001, the total amount due to the key executive officers is approximately $80,000.

From time to time certain officers and directors of the Company have directly paid certain Company expenses. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such amounts are outstanding. At December 31, 2001, the total amount Due to Officers is approximately $30,000.

One of the Company's consultants who is also a Director has agreed to defer drawing payments for such consulting services commencing in November 2001. Such deferral is scheduled to continue until the Company's cash flow is sufficient, in management's view, to support the payment of consulting services. At December 31, 2001, the total amount due to this consultant is approximately $10,000.

Net cash used in operating activities was $1,316,327 for the six months ended December 30, 2001, compared to net cash used in operating activities of $1,241,300 for the six months ended December 31, 2000.

The increase of $75,027 in 2001 from 2000 was primarily due to an increase in accounts receivable of $811,017, an increase in the net loss of $392,606, offset by an increase in depreciation and amortization of $142,618, an increase in the allowance for doubtful accounts of $405,727, an increase in equity related compensation charges of $95,295, an increase in deferred compensation for certain officers and directors of $94,363 and an increase in accounts payable and other of $306,122. The allowance for doubtful accounts increased as a result of the Company being notified by the client under Master Services Agreement A that the campaign for selling wireless phones and services was terminated by the wireless carrier and all payments due under the campaign will be held for a period of 181 days. The Company had previusly ceased dialingunder this campaign due to inconsistencies in reporting and late payments from the client. As a result of the campaign termination and payment hold period, the potential uncollectibility of the receivable under this campaign has increased. The client under Master Services Agreement A, with the Company's cooperation, has undertaken steps to pursue legal remedies against the wireless carrier and/or its agents.

Net cash used in investing activities was $57,084 for the six months ended December 31, 2001, compared to net cash used in investing activities of $1,281,294 for the six months ended December 31, 2000. The decrease in net cash flow used in investing activities was primarily due to investments in the Company's second contact center to build the infrastructure and support the growth in the Company's business during the six months ended December 31, 2000.

Net cash provided by financing activities was $1,034,238 for the six months ended December 31, 2001, compared to net cash provided by financing activities of $3,137,763 for the six months ended December 31, 2000. The decrease in net cash flow provided by financing activities was primarily due to the significant proceeds from the Company's private sale of restricted common stock received during the six months ended December 31, 2000 as compared to 2001.

Due to insufficient flow, primarily as a result of the increased receivable balance under Master Services Agreement A, as previously described, the Company presently does not have cash available to pay many of its already incurred accounts payable and other liabilities. Obligations are being met on a week-to-week basis as cash becomes available. There can be no assurances given that the Company's flow of cash will improve so as to be sufficient to meet future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. In February 2002, an officer of the Company provided $40,000 in the form of a short-term temporary loan and the Company received a $100,000 equity infusion from an outside investor. Although the Company has received working capital loans from directors and officers, there is no assurance that these parties would be willing to make such loans in the future. As such, these factors raise substantial doubt about the Company's ability to continue as a going concern.

During the six months ended December 31, 2001 compared to the same period in 2000, the Company successfully grew its sources of revenues within the telecommunications and automotive industries. The Company will continue to concentrate on increasing its revenues by seeking to grow and expand existing contracts and seeking to obtain new contracts, while decreasing costs where practicable. Management believes that its efforts to control costs while increasing revenues have been successful, as reflected in operating results during the periods ended December 31, 2001 compared to the same periods in the prior year. Management continues to examine expenses for reduction possibilities, as well as seeking new revenue opportunities.

The Company has incurred losses since its inception, and continues to require additional capital to fund operations, capacity and facilities upgrades. The Company is currently exploring equity and debt financing opportunities with a prospective institutional investor to obtain the required capital to grow its existing contracts and facilitate new contracts. A non-binding term sheet has been prepared and both parties are currently conducting due diligence. No assurances are given, however, that a financing transaction will be successfully consummated.

Management plans to generate the necessary capital to operate for the next twelve months by achieving break-even and profitable cash flow from operations and subsequent profitability, successfully closing a financing transaction with an institutional investor as discussed above, and continuing to seek and obtain additional capital from other sources, the availability of which no assurances are given. Unless the Company is successful in these efforts, the Company may not be able to continue operations for the next twelve months. The Company has put a plan into effect to achieve profitable operations by the end of fiscal year 2002, which includes the steps described above; however, there can be no assurances that the Company will be able to successfully achieve such plan.

Should we be successful in securing additional customers, we may experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand our contact centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a contact center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented. Any new contact centers we may establish can operationally leverage off our primary command center, through our virtual contact center portal, which should result in lower start up costs.

From time to time, the Company may evaluate potential acquisitions involving complementary business or technologies. We believe we may be able to acquire such businesses or technologies through the issuance of our shares of common stock. It is possible, however, that certain acquisition candidates may also require cash to be acquired. In such event, we may require additional funding to finance such acquisitions. Such financing, if available, may be in the form of equity and/or debt securities. We have no current understandings or arrangements with respect to any prospective acquisitions or commitments for funding in connection therewith.

Capital Expenditures
--------------------

The Company's operations will continue to require capital expenditures for real estate and capacity and facilities upgrades. The Company currently projects its capital expenditures for the remainder of fiscal year 2002 to range from approximately $1.5 million to $2.0 million primarily for capacity expansion, which may include the opening of an additional call center, depending upon customer demand, and upgrades at existing facilities to support the anticipated growth based on the master services agreements the Company has entered into during the six months ended December 31, 2001 and pending contracts as of February 7, 2002. The Company plans to finance these capital expenditures through financing from outside sources, the availability of which no assurance are given, and, to a lesser extent, cash flow from operations. If such financing is not secured on terms acceptable to the Company, the Company will have no alternative but to forego such capital expenditures in which case the Company may be limited to sustaining current operations, to the extent practicable, in view of current insufficient cash flow, with little or no expansion and the Company's ability to facilitate new contracts will be adversely affected.

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

Item 2. Changes in Securities

During the three months ended December 31, 2001, the Company issued the following securities pursuant to Section 4(2) under the Securities Act based upon the limited number of offerees, their relationship to the Company, including, in certain instances, their status as prior existing security holders, their accredited investor status, the amount of securities offered in each offering, the size of the respective offerings and the manner of each offering:

From November through December 2001, the Company issued $350,000 of short-term bridge financing debt to two individual investors with interest rates ranging from 10% to 12%. The interest is to be repaid in shares of the Company's restricted common stock. See Item 2, "Liquidity and Capital Resources" for a complete description of such bridge financing.

During the period from November 2001 through January 2002, the Company raised $225,000 and issued 450,000 warrants to purchase shares of the Company's restricted common stock through a private unit offering to accredited investors. See Item 2, "Liquidity and Capital Resources" for a complete description.

During the three months ended December 31, 2001, the Company issued 448,171 warrants and 100,000 stock options to consultants for services and for cash. See
Item 1, "Financial Information", Note 8 "Stockholders' Equity" for a complete description.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of the majority shareholders of the Company, dated October 19, 2001, Messrs. Scott Gershon, George Pacinelli and Paul Cifaldi were elected as Directors of the Company to serve until the next annual meeting of shareholders or until their earlier resignation, removal or death and the appointment of Ahearn, Jasco + Company, P.A., as the Company's independent public accountants for the fiscal year ended June 30, 2002 was ratified.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

(a)      The following documents are filed as part of this report:

10.19. Employment Agreement dated as of January 1, 2002, entered into between the Company and Robert Hopwood (filed herewith).

10.20. Employment Agreement dated as of January 1, 2002, entered into between the Company and Joel Suarez (filed herewith).

10.21. Promissory Note and Form of Warrant dated as of November 29, 2001, entered into between the Company and Scott R. Gershon (filed herewith).

10.22. Letter of Understanding dated November 15, 2001, entered into between the Company and Scott R. Gershon (filed herewith).

10.23. Letter of Understanding dated November 15, 2001, entered into between the Company and George A. Pacinelli (filed herewith).

10.24. Letter of Understanding dated November 15, 2001, entered into between the Company and Stephanie L. Brady (filed herewith).

10.25. Letter of Understanding dated November 15, 2001, entered into between the Company and Scott R. Gershon (filed herewith).

10.26. Letter of Understanding dated December 6, 2001, entered into between the Company and Scott R. Gershon (filed herewith).


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Intercallnet, Inc.
                                                  (Registrant)

Date:    February 13, 2002              By:  /s/ Scott R. Gershon
                                             --------------------------
                                             SCOTT R. GERSHON
                                             Chief Executive Officer


Date:    February 13, 2002              By:  /s/ Stephanie L. Brady
                                             --------------------------
                                             STEPHANIE L. BRADY
                                             Chief Financial Officer
                                             (Principal Financial and
                                                  Accounting Officer)