Form 10QSB
period 2002-03-31
INTERCALLNET INC
filed 2002-05-15
CIK 1112987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM_________ TO__________

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

As of May 10, 2002, there were 12,247,668 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


a)       Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and June
         30, 2001.

b) Consolidated Statements of Operations (Unaudited) for the nine months and three months ended March 31, 2002 and March 31, 2001.

c) Consolidated Statement of Stockholders' Equity for the year ended June 30, 2001 and for the nine months ended March 31, 2002 (Unaudited).

d) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2002 and 2001.

                                       INTERCALLNET, INC.
                                  CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2002 (Unaudited) and JUNE 30, 2001
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                     March 31, 2002  June 30, 2001
                                                                       -----------    -----------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   423,145    $   360,779
   Restricted cash                                                         243,064        779,064
   Accounts receivable, net of allowances                                  641,535        280,044
   Prepaid expenses and other assets                                       133,555         91,213
                                                                       -----------    -----------

     TOTAL CURRENT ASSETS                                                1,441,299      1,511,100

PROPERTY AND EQUIPMENT, net                                              1,249,953      1,347,699

INTANGIBLE ASSETS, net                                                     432,833        612,027

SECURITY DEPOSITS                                                           43,370         55,482
                                                                       -----------    -----------

     TOTAL                                                             $ 3,167,455    $ 3,526,308
                                                                       ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $   708,654    $   637,262
     Other accrued expenses                                                127,002        105,997
     Revolving line of credit                                                   --        200,000
     Due to officers and directors                                          77,056             --
     Bridge financing                                                      350,000             --
     Convertible notes payable                                             200,500             --
     Current portion of capital leases and note payable                    139,424        168,490
                                                                       -----------    -----------

     TOTAL CURRENT LIABILITIES                                           1,602,636      1,111,749
                                                                       -----------    -----------

CAPITAL LEASES, less current portion                                            --         36,487
NOTE PAYABLE, less current portion                                          11,280         43,636
                                                                       -----------    -----------

     TOTAL LIABILITIES                                                   1,613,916      1,191,872
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A Preferred Stock, $0.0001 par value; 1,500,000 shares
       authorized; 1,500,000 shares issued and outstanding                     150             --
   Series B Preferred Stock, $0.0001 par value; 500,000 shares
       authorized; 66,667 shares issued and outstanding                          7             --
   Common stock, $0.0001 par value; 50,000,000 shares
       authorized; see statement of stockholders' equity                     1,225          1,198
   Additional paid-in capital                                            8,645,941      6,904,930
   Deferred compensation                                                   (83,851)      (255,200)
   Accumulated deficit                                                  (7,009,933)    (4,316,492)
                                                                       -----------    -----------

     STOCKHOLDERS' EQUITY, NET                                           1,553,539      2,334,436
                                                                       -----------    -----------

     TOTAL                                                             $ 3,167,455    $ 3,526,308
                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                                       INTERCALLNET, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                       FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------


                                                              (Unaudited)       (Unaudited)
                                                            March 31, 2002     March 31, 2001
                                                           ----------------  ------------------


REVENUE                                                       $  1,713,037    $    739,476
                                                              ------------    ------------

OPERATING EXPENSES:
     Direct labor                                                1,323,563         628,824
     Payroll and related costs                                     828,212         509,596
     Facilities expenses                                           767,824         393,593
     Selling, general and administrative                           684,534         259,228
     Professional fees                                             254,930         617,019
     Equity related compensation charges                           131,367            --
     Depreciation and amortization                                 400,300         264,499
                                                              ------------    ------------

     Total Operating Expenses                                    4,390,730       2,672,759
                                                              ------------    ------------

LOSS FROM OPERATIONS                                            (2,677,693)     (1,933,283)

OTHER (EXPENSES) INCOME, NET                                       (15,748)         60,767
                                                              ------------    ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES                     (2,693,441)     (1,872,516)

PROVISION FOR INCOME TAXES                                            --              --
                                                              ------------    ------------

     NET LOSS                                                 $ (2,693,441)   $ (1,872,516)
                                                              ============    ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted   $      (0.22)   $      (0.20)
                                                              ============    ============
   Weighted average number of shares outstanding                12,179,426       9,215,860
                                                              ============    ============


          See accompanying notes to consolidated financial statements.

                                       INTERCALLNET, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------


                                                              (Unaudited)        (Unaudited)
                                                            March 31, 2002    March 31, 2001
                                                          -----------------  ----------------


REVENUE                                                       $     97,493    $    242,361
                                                              ------------    ------------

OPERATING EXPENSES:
     Direct labor                                                  248,202         183,866
     Payroll and related costs                                     278,060         199,792
     Facilities expenses                                           222,256         167,954
     Selling, general and administrative                           137,172          86,634
     Professional fees                                              58,351          90,856
     Equity related compensation charges                            36,071            --
     Depreciation and amortization                                 133,433         140,250
                                                              ------------    ------------

     Total Operating Expenses                                    1,113,545         869,352
                                                              ------------    ------------

LOSS FROM OPERATIONS                                            (1,016,052)       (626,991)

OTHER (EXPENSES) INCOME, NET                                       (27,615)         11,643
                                                              ------------    ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES                     (1,043,667)       (615,348)

PROVISION FOR INCOME TAXES                                            --              --
                                                              ------------    ------------

     NET LOSS                                                 $ (1,043,667)   $   (615,348)
                                                              ============    ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted   $      (0.09)   $      (0.07)
                                                              ============    ============
   Weighted average number of shares outstanding                12,247,668       9,381,356
                                                              ============    ============


          See accompanying notes to consolidated financial statements.
                                        3

                                                                 INTERCALLNET, INC.
                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        FOR THE YEAR ENDED JUNE 30, 2001 and
                                                FOR THE NINE MONTHS ENDED MARCH 31, 2002 (Unaudited)

---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

                                                  Series A        Series B
                                                  Preferred      Preferred      Common         Common      Additional
                                                Stock, at par   Stock, at par Stock, # of     Stock, at      Paid-in
                                                   value           value        shares        par value      Capital
                                              -----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY,
     June 30, 2000                               $      --     $      --       6,125,263    $       613    $ 1,935,112

Issuance of common stock for cash,
     net of expenses                                    --            --       3,478,805            348      3,939,243

Repurchase common stock                                 --            --        (175,000)           (18)      (199,982)

Issuance of common stock
     for services                                       --            --         100,000             10        114,990

Recapitalization as a result of merger                  --            --       2,450,000            245         37,767

Issuance of stock options                               --            --            --             --        1,077,800

Net loss for the year ended June 30, 2001               --            --            --             --             --
                                                 -----------   -----------   -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2001              $      --     $      --      11,979,068    $     1,198    $ 6,904,930
                                                 -----------   -----------   -----------    -----------    -----------

Issuance of Series A Preferred Stock for cash,
     net of expenses                                     150          --            --             --        1,355,021

Issuance of Series B Preferred Stock for cash,
     net of expenses                                    --               7          --             --           89,993

Issuance of common stock for cash,
     net of expenses                                    --            --         201,667             20        295,655

Issuance of common stock for services                   --            --          66,933              7         24,302

Issuance of stock options for services                  --            --            --             --           39,000

Deferred compensation amortization
     and forfeitures                                    --            --            --             --         (154,000)

Issuance of warrants for services                       --            --            --             --           60,567

Issuance of investor warrants for cash                  --            --            --             --           36,500

Series A Preferred Stock quarterly dividend             --            --            --             --           (6,027)

Net loss for the period ended
     March 31, 2002                                     --            --            --             --             --
                                                 -----------   -----------   -----------    -----------    -----------

STOCKHOLDERS' EQUITY, March 31, 2002             $       150   $         7    12,247,668    $     1,225    $ 8,645,941
                                                 ===========   ===========   ===========    ===========    ===========

[restubbed table]



-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


                                                                                 Total
                                                   Deferred      Accumulated   Stockholders'
                                                 Compensations     Deficit       Equity
                                              ---------------------------------------------------------------------
STOCKHOLDERS' EQUITY,
     June 30, 2000                               $      --      $  (522,210)   $ 1,413,515

Issuance of common stock for cash,
     net of expenses                                    --             --        3,939,591

Repurchase common stock                                 --             --         (200,000)

Issuance of common stock
     for services                                       --             --          115,000

Recapitalization as a result of merger                  --             --           38,012

Issuance of stock options                           (255,200)          --          822,600

Net loss for the year ended June 30, 2001               --       (3,794,282)    (3,794,282)
                                                 -----------    -----------    -----------

STOCKHOLDERS' EQUITY, June 30, 2001              $  (255,200)   $(4,316,492)   $ 2,334,436
                                                 -----------    -----------    -----------

Issuance of Series A Preferred Stock for cash,
     net of expenses                                    --             --        1,355,171

Issuance of Series B Preferred Stock for cash,
     net of expenses                                    --             --           90,000

Issuance of common stock for cash,
     net of expenses                                    --             --          295,675

Issuance of common stock for services                   --             --           24,309

Issuance of stock options for services               (32,500)          --            6,500

Deferred compensation amortization
     and forfeitures                                 212,849           --           58,849

Issuance of warrants for services                     (9,000)          --           51,567

Issuance of investor warrants for cash                  --             --           36,500

Series A Preferred Stock quarterly dividend             --             --           (6,027)

Net loss for the period ended
     March 31, 2002                                     --       (2,693,441)    (2,693,441)
                                                 -----------    -----------    -----------

STOCKHOLDERS' EQUITY, March 31, 2002             $   (83,851)   $(7,009,933)   $ 1,553,539
                                                 ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.
                                        4


                                       INTERCALLNET, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                       FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------


                                                              (Unaudited)    (Unaudited)
                                                            March 31, 2002 March 31, 2001
                                                          ---------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(2,693,441)   $(1,872,516)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
        Depreciation and amortization                           400,300        264,499
        Equity related compensation charges                     141,225           --
        Deferred payroll and other compensation                  77,056           --
        Increase in allowance for doubtful accounts            (460,013)          --
   Changes in certain current assets and liabilities:
        Accounts receivable                                      98,522        (90,134)
        Prepaid expenses and other assets                       (42,342)       (63,707)
        Accounts payable                                         71,392        199,519
        Other accrued expenses                                   14,978        (25,265)
                                                            -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES                   (2,392,323)    (1,587,604)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible assets                                   --         (455,825)
   Purchase of property and equipment                           (58,701)    (1,084,209)
   Proceeds from merger                                            --           38,012
   Changes in security deposits                                  12,112         61,168
                                                            -----------    -----------

     NET CASH USED IN INVESTING ACTIVITIES                      (46,589)    (1,440,854)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving line of credit                      (200,000)       100,000
   Payments on notes payable and capital leases                (162,568)       (27,045)
   Proceeds from bridge financing                               350,000           --
   Proceeds from convertible notes payable                      200,500           --
   Proceeds from loans by officers                               69,721           --
   Loan repayments to officers                                  (69,721)
   Decrease (increase) in restricted cash                       536,000       (774,064)
   Repurchase of common stock for cash                             --         (200,000)
   Issuance of equity securities for cash, net                1,777,346      3,840,591
                                                            -----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                2,501,278      2,939,482
                                                            -----------    -----------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        62,366        (88,976)

CASH AND CASH EQUIVALENTS, beginning of period                  360,779        814,727
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $   423,145    $   725,751
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                   $    48,812    $      --
                                                            ===========    ===========
   Cash paid for income taxes                               $      --      $      --
                                                            ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         During the nine months ended March 31, 2002, the Company acquired certain computer equipment valued at approximately $61,000 pursuant to a capital lease.

          See accompanying notes to consolidated financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of
Intercallnet, Inc.

         We have reviewed the accompanying consolidated balance sheet of Intercallnet, Inc. and its subsidiary (the "Company") as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month and nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the management of the Company.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 10, 2002

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

In April 2001, NMC changed its name to Intercallnet, Inc. and re-incorporated in the State of Florida. Intercallnet, Inc. and its subsidiary, ICN, are collectively referred to herein as the "Company."

DESCRIPTION OF BUSINESS
-----------------------
The Company is a 21st century interactive multi-media contact center, which communicates with our clients' customers across all channels of communications, on an outsourced basis. These channels of communications include traditional inbound and outbound voice communications as well as on-line technology and services.

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

INTERIM INFORMATION
-------------------
The financial statements of the Company for the three month and nine month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements as of and for the periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The March 31, 2002 financial statements have been reviewed by an independent public accountant pursuant to Item 310(b) of SEC Regulation S-B and following applicable standards for conducting such review, the report of the accountant is included as part of this document. The results of operations for the interim period are not necessarily indicative of the results of operations for the fiscal year. Certain information for 2001 has been reclassified to conform to the 2002 presentation. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

GOING CONCERN CONSIDERATIONS
----------------------------
The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity and/or debt securities. As further disclosed in Note 8 "Stockholders' Equity" during the three months ended March 31, 2002 the Company was successful in obtaining additional capital through the sale of equity in the form of Series A and Series B Convertible Preferred Stock, which resulted in net proceeds to the Company of approximately $1,445,000.

The realization of assets and satisfaction of liabilities in the normal course of business remains dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. Management plans and continues to seek sources to obtain additional capital through the sale of equity and/or debt securities. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


REVENUE RECOGNITION AND CONCENTRATIONS
--------------------------------------
The Company evaluates the criteria of SAB 101 for determining when to recognize revenue for services provided to its customers. The Company has determined that the revenue is realized and earned when the services are rendered to the customers. Our revenue is generally realized and earned based upon (i) pervasive evidence of an existing arrangement which is supported with a contract executed by both parties and which sets forth the services to be performed, (ii) the services, as described in the contract, had been rendered and performed, (iii) the price is either fixed as a flat fee for each hour devoted to a specific client's campaign or the price is determinable as a fee based on performance, (i.e. numbers of sales made, appointments booked or transactions processed) or a combination of both and (iv) collectibility is reasonably assured as the customer is obligated to pay for these services when these services have been performed. A reserve is provided for management's estimate of uncollectible fees for certain performance based sales, subject to a return policy.

Revenue from two customers accounted for approximately 72% and 13%, respectively of total revenue for the period ended March 31, 2002. All revenue for the period ended March 31, 2001 was from a single customer. As such, the Company believes it has an undue concentration of revenue sources. Accounts receivable from one customer accounted for approximately 85% of the total accounts receivable for the period ended March 31, 2002. Accounts receivable at March 31, 2001 was from a single customer. As such, the Company believes that it has an undue concentration of credit risk in its receivables.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------
On January 8, 2002, the Company was notified by the client under Master Services Agreement A that the campaign for selling wireless phones and services was terminated by the wireless carrier and that all payments due under the campaign would be held for a period of 181 days. The Company had previously ceased dialing under this campaign due to inconsistencies in reporting and late payments from the client. As a result of the campaign termination and payment hold period, the potential uncollectibility of the receivable under this campaign has increased from the previous estimate of $136,087 at September 30, 2001 to $398,277 at March 31, 2002. The client under Master Services Agreement A has commenced, with the Company's cooperation, litigation against the wireless carrier and/or its agents.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

INCOME TAXES
------------
The Company accounts for income taxes in accordance with the SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes is zero for the periods ended March 31, 2002 and 2001, as any deferred tax assets generated by the losses from operations are offset in their entirety by a valuation allowance.

NET LOSS PER SHARE
------------------
SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. For the periods ended March 31, 2002 and 2001, basic and diluted EPS are the same, as the inclusion of common stock equivalents would be anti-dilutive. Common stock equivalents were 11,732,535 and 1,185,625 at March 31, 2002 and 2001, respectively.

RESTRICTED CASH
---------------
The Company has restricted cash in the form of compensating balances for various letters of credit issued by financial institutions. The balance at March 31, 2002 represents a certificate of deposit guaranteeing performance under the Company's operating lease for corporate offices and facilities. All restricted cash is held in interest bearing accounts. Currently, there are no amounts outstanding under any of the letters of credit.

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

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

RECENT SIGNIFICANT ACCOUNTING PRONOUNCEMENTS (continued)
--------------------------------------------
In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations, or cash flows.


--------------------------------------------------------------------------------
NOTE 3.        REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

On December 11, 2001, the Company's revolving line of credit agreement with a commercial bank matured and was satisfied in full with the $500,000 certificate of deposit that guaranteed the performance under the line of credit. The balance of the line of credit at maturity was $500,000. As a result, there were no proceeds returned to the Company except for interest earned on the certificate of deposit, net of the interest expense due under the revolving line of credit.


--------------------------------------------------------------------------------
NOTE 4.        DUE TO OFFICERS AND DIRECTORS
--------------------------------------------------------------------------------

Deferred Compensation
---------------------
Certain key executive officers of the Company previously agreed to defer drawing compensation from the Company commencing in November 2001. Such deferral continued until March 2002, when regularly scheduled compensation resumed. Approximately $67,000 of the deferral remains outstanding, which will be repaid when the Company's cash flow is sufficient, in management's view, to support the repayment. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts remain outstanding.

Due to Officers
---------------
From time to time certain officers and directors of the Company have directly paid certain Company expenses and/or provided the Company with short-term temporary loans for general working capital. During the nine months ended March 31, 2002 certain officers and directors had loaned to the Company approximately $70,000, which the Company has repaid in full, plus interest, as of March 31, 2002. Interest was accrued at a rate of prime plus 2%, per annum, calculated over the time period that such amounts were outstanding and totaled less than $1,000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 4.        DUE TO OFFICERS AND DIRECTORS (continued)
--------------------------------------------------------------------------------

Due to Directors
----------------
One of the Company's consultants, who is also a Director, previously agreed to defer drawing payments for such consulting services commencing in November 2001. Such deferral continued until March 2002, when regularly scheduled payments resumed. At March 31, 2002, the total amount due to this consultant is approximately $10,000. The outstanding balance due will be repaid when the Company's cash flow is sufficient, in management's view, to support the repayment. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts remain outstanding.


--------------------------------------------------------------------------------
NOTE 5.        BRIDGE FINANCING
--------------------------------------------------------------------------------

From November through December 2001, the Company issued $350,000 of short-term debt bridge financing to two individual investors with interest rates ranging from 10% to 12% per annum. The debt renews every 30 days and the interest is to be repaid in shares of the Company's restricted common stock. In addition, a shareholder of the Company has promised to transfer 10,000 shares to each individual investor; this transfer has not occurred as of May 10, 2002. This short-term debt bridge financing is secured with certain assets of the Company. Of the total $350,000 of short- term bridge financing debt, $100,000 was from an immediate family member of an officer of the Company. Subsequent to March 31, 2002, approximately $35,000 has been repaid to one of the investors.


--------------------------------------------------------------------------------
NOTE 6.        UNIT OFFERING
--------------------------------------------------------------------------------

During the period from November 2001 through January 2002, the Company raised $225,000 and issued 450,000 warrants to purchase shares of the Company's restricted common stock through a private unit offering to accredited investors. Each unit was priced at $25,000, which consisted of a promissory note for $25,000 and a warrant to purchase 50,000 shares of restricted common stock. Of the total $225,000 raised, $87,500 was received from officers and directors, and/or from their family members.

According to applicable accounting principles, the Company placed a fair value of $31,500 on the warrants issued using a Black Scholes option pricing model with the following assumptions; (i) expected volatility of 98%, (ii) a risk free interest rate of 4.75%, (iii) expected life of 1.5 years and (iv) annual rate of quarterly dividends of 0%. The fair value of the warrants has been recorded to additional paid in capital and the initial promissory note balance of $193,500 will accrete to $225,000 as a charge to interest expense over the term of the promissory notes.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 6.        UNIT OFFERING (continued)
--------------------------------------------------------------------------------

The promissory notes bear interest, on a monthly basis, at a rate of prime (which was 4.75% at March 31, 2002) plus 2.0%, with a term of one year. The promissory note (including accrued interest) may, at the option of the note holder, be re-paid in cash or converted at or after the scheduled maturity date into shares of the Company's restricted common stock at a conversion rate of $0.25 per share (the fair value of the Company's restricted common stock during the offering period).

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


--------------------------------------------------------------------------------
NOTE 7.        CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

During the nine months ended March 31, 2002, the Company acquired certain office equipment under the provisions of a long-term lease and has capitalized the minimum lease payments. The lease is for a period of 15 months and the lease property has a recorded cost of approximately $61,000.


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

PREFERRED STOCK
---------------

SERIES A PREFERRED STOCK
------------------------
On February 28, 2002, the Company amended its articles of incorporation to provide for a class of Series A Convertible Preferred Stock, $0.0001 par value per share, totaling 1,500,000 shares. The holders of shares of the Series A Convertible Preferred Stock are entitled to receive dividends payable in restricted shares of the Company's common stock, par value $0.0001 per share, when, as and if declared by the Board of Directors at an annual rate of 8%. Dividends are cumulative, without compounding, payable quarterly based on the average closing price of the Company's publicly traded securities for 20 trading days immediately preceding the date on which such dividend is declared. The holders of shares of Series A Convertible Preferred Stock are entitled to receive a liquidation value equal to $1.00 per share of Series A Convertible Preferred Stock plus any dividends accrued or declared but unpaid on such shares. Each holder of Series A Convertible Preferred Stock is entitled to vote and is entitled to that number of votes equal to the number of whole shares of common stock into which the holder's respective shares of Series A Convertible Preferred Stock could then be converted.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

SERIES A PREFERRED STOCK (continued)
------------------------
On February 28, 2002, the Company entered into a Stock Purchase Agreement (the "Agreement") with Stanford Venture Capital Holdings, Inc., ("Stanford") pursuant to which the Company sold Stanford for an aggregate purchase price of $1,500,000 (the "Purchase Price") an aggregate of 1,500,000 shares of the Company's restricted Series A Convertible Preferred Stock and common stock purchase warrants to purchase 6,500,000 shares of the Company's restricted common stock exercisable for a period of five years at exercise prices ranging from $0.25 to $1.50 per share. The aggregate purchase price of $1,500,000, which has been used for working capital and general corporate purposes, including accounts payable, marketing and purchase of software for the Company's U.S. domestic call center operations, was disbursed to the Company in three equal installments during the month of March 2002 of $500,000 per installment. Total proceeds to the Company, net of expenses totaled $1,355,171.

All shares of the Series A Convertible Preferred Stock are convertible, at the option of the holder, at any time into fully paid and non-assessable shares of the Company's restricted common stock. The conversion rate is equal to 2.5 shares of restricted common stock for each one share of Series A Convertible Preferred Stock, subject to certain equitable adjustments. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends which shall be payable in restricted shares of the Company's Common Stock when, as and if declared by the Board of Directors, at an annual rate equal to $0.08 per share of Preferred Stock. Dividends shall be cumulative, without compounding, payable quarterly and in arrears in shares of restricted Common Stock based on the average trading value for 20 trading days preceding the date on which the Board of Directors may declare such dividend. As a result, the Company has recorded a dividend payable equal to $6,027 as of March 31, 2002, which was ratified by the Board of Directors of the Company on May 8, 2002.

The holders of the Series A Convertible Preferred Stock are also entitled to receive an amount equal to $1.00 per share of Series A Convertible Preferred Stock plus any dividends accrued or declared but unpaid on such shares as a liquidation value over all other classes and series of capital stock and other equity securities of the Company. Each holder of the Series A Convertible Preferred Stock shall be entitled to vote on all matters on which the shareholders of the Company are entitled to vote on an as-converted basis.

The Agreement further provides for Stanford to appoint one designee to the Company's Board of Directors and for a consulting agreement between the Company and Stanford for a period of three years at $50,000 per year to provide certain financial consulting and advisory services to the Company. Pursuant to the Agreement, certain officers, directors and shareholders have executed lock up agreements which generally provide that they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of the Company's Common Stock or securities convertible, exchangeable or exercisable into Common Stock for a period of eighteen months from February 28, 2002.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

SERIES A PREFERRED STOCK (continued)
------------------------
Pursuant to the Agreement, the Company, the Company's Chief Executive Officer, Scott Gershon, and Stanford entered into a shareholders' agreement which, generally, provides, in the event Stanford purchases all of the Series A Convertible Preferred Stock, and for so long as Stanford and/or its affiliates own at least ten percent (10%) of the Series A Convertible Preferred Stock, that: (a) Mr. Gershon and Stanford shall each vote their respective shares so that: (1) Stanford shall have the right to select one representative to the Company's Board of Directors; and (2) Mr. Gershon shall continue to serve as a member of the Board of Directors; (b) the Company, and if not the Company, Mr. Gershon and Stanford each be afforded certain rights of first refusal with respect to Mr. Gershon's and Stanford's respective Common Stock, Series A Convertible Preferred Stock, and securities convertible, exchangeable into or having rights to purchase the Company's voting stock; and (c) Mr. Gershon and Stanford have certain tag along and other co-sale rights.

The Agreement also provides that not later than 60 days following the required date for filing the Company's Form 10-KSB for the fiscal year ended June 30, 2002, the Company shall file a Form SB-2 Registration Statement registering for resale all of the shares of Common Stock underlying the Series A Convertible Preferred Stock and the Warrants purchased by Stanford. In the event such Registration Statement is not filed within such time period, the Company will issue to Stanford additional warrants equal to 10% of the Warrants originally issued for every quarter the filing is not made.

SERIES B PREFERRED STOCK
------------------------
The Company further amended its articles of incorporation to provide for a class of Series B Convertible Preferred Stock, $0.0001 par value per share, totaling 500,000 shares. The holders of shares of the Series B Convertible Preferred Stock are not entitled to receive dividends and are not entitled to any voting rights. The holders of shares of Series B Convertible Preferred Stock are entitled to receive a liquidation value equal to $1.50 per share of Series B Convertible Preferred Stock after distribution is made to the holders of the Series A Convertible Preferred Stock. After payment has been made first to the holders of the Series A Convertible Preferred Stock, and then to the Series B Convertible Preferred Stock of the full liquidation preference to which such holders shall be entitled, the remaining assets will be distributed among the holders of common stock on a pro-rata basis. All shares of the Series B Convertible Preferred Stock are convertible, at the option of the holder, at any time into fully paid and non-assessable shares of the Company's restricted common stock. The conversion rate is equal to 2.5 shares of restricted common stock for each one share of Series B Convertible Preferred Stock, subject to certain equitable adjustments.

On February 12, 2002, the Company sold 66,667 shares of Series B Convertible Preferred Stock and issued a common stock purchase warrant to purchase 66,667 shares of the Company's restricted common stock exercisable for a period of five years at an exercise price of $1.50 per share, to an accredited investor, which resulted in net proceeds to the Company of $90,000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

COMMON STOCK
------------
During the nine months ended March 31, 2002, the Company sold 201,667 shares of common stock that resulted in net proceeds to the Company of $295,675.

In July 2001, the Company entered into an agreement with an unrelated third party to provide certain investor relation services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 150,000 shares of the Company's restricted common stock, exercisable at $1.02 per share. Such warrants vest ratably over twelve months and are exercisable for a period of five years. The shares of the Company's common stock underlying the warrants have piggyback registration rights when and if the Company files a registration statement. The Company placed a fair value of $36,000 on these warrants in accordance with SFAS No. 123, based on quoted market prices, and recorded the full value as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the one year vesting period and amounted to $27,000 for the nine months ended March 31, 2002.

In November 2001, the Company entered into an agreement with an unrelated third party to provide certain investor and financial related services. As compensation under this agreement, the Company issued warrants to purchase an aggregate of 72,256 shares of the Company's restricted common stock, exercisable at $1.00 per share. The shares of the Company's common stock underlying the warrants have piggyback registration rights when and if the Company files a registration statement. According to applicable accounting principles, the Company placed a fair value of $24,567 on the warrants issued using a Black Scholes option pricing model with the following assumptions; (i) expected volatility of 143%, (ii) a risk free interest rate of 4.0%, (iii) expected life of 5 years and (iv) annual rate of quarterly dividends of 0% and has recorded compensation expense for such amount. In addition to the warrants, the Company also issued 36,127 shares of restricted common stock and management placed a value of $14,451 on the services provided.

In December 2001, an investor purchased warrants to acquire 150,000 shares of the Company's restricted common stock for $5,000. These warrants are exercisable at $0.50 per share and expire in June 2003. The warrants are not exercisable until June 2002. Also see Note 6 for warrants issued in a unit offering for $31,500.

In January 2002, the Company issued 30,806 shares of restricted common stock to the landlord of the primary contact center facility in lieu of certain rent deferral and other related expenses and management placed a value of $9,858 on these shares.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 9.        STOCK OPTION PLAN
--------------------------------------------------------------------------------

In February 2001, the Company's Board of Directors and the holders of a majority of the Company's issued and outstanding common stock approved the adoption of a non-qualified stock option plan (the "Plan"). This Plan allows for the grant to eligible employees and eligible participants of options to purchase up to 1,500,000 shares of the Company's common stock.

In October 2001, the Company issued stock options for 100,000 shares of the Company's restricted common stock for services provided by other than employees of the Company. The exercise price of these options is $0.50 and the options vest over three years. The fair value of the options was computed as $39,000 using a Black Scholes option pricing model with the following assumptions; (i) expected volatility of 137%, (ii) a risk free interest rate of 4.0%, (iii) expected life of 3 years and (iv) annual rate of quarterly dividends of 0%. The fair value has been recorded as deferred compensation, which is shown as a separate component of stockholders' equity. Deferred compensation is being amortized to expense over the vesting period of three years and amounted to $6,500 for the nine months ended March 31, 2002.

In January 2002, a previously issued stock option to a consultant was modified when the consultant became an employee of the Company, effective January 1, 2002. The modification was to accelerate the vesting provisions so as all 100,000 previously granted stock options were fully vested as of January 1, 2002. Such modification resulted in a termination of the previous award and the fair value of the options was treated as a grant of a new award as of January 1, 2002. A fair value of $16,000 was computed using a Black Scholes option pricing model with the following assumptions: (i) expected volatility of 168%, (ii) a risk free interest rate of 4.0%, (iii) expected life of 10 years and (iv) annual rate of quarterly dividends of 0%.

In February 2002, the Company issued stock options for 550,000 shares of the Company's restricted common stock to certain executives of the Company. The exercise price of these options range from $0.50 to $1.00 and the options vest over three years. The fair value of the options was computed as $264,000 using a Black Scholes option pricing model with the following assumptions; (i) expected volatility of 185%, (ii) a risk free interest rate of 4.0%, (iii) expected life of 10 years and (iv) annual rate of quarterly dividends of 0%.

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has retained the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and its related interpretations, for stock options issued to employees. Under APB No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the fair value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option is known.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 9.        STOCK OPTION PLAN (continued)
--------------------------------------------------------------------------------

Had employee compensation expense for the 2001 Plan been determined using the compensation measurement principles of SFAS No. 123, the Company's net loss would have increased by approximately $10,000 and the related net loss per basic and diluted share amounts would not have been effected. The effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. In calculating the preceding, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as described above pursuant to each individual stock option grant.

A summary of the status of the Company's stock options as of March 31, 2002 and the changes during the nine month period then ended is presented below:

                                                                                       Weighted Average
                                                   Options       Exercise Price         Exercise Price
                                                 ------------    ----------------   -----------------------
Outstanding at beginning of period                   860,000      $0.05 - $0.50                      $0.34
Granted                                              750,000      $0.50 - $1.00                       0.65
Exercised                                                                                            -
                                                      -
Forfeited                                          (191,666)          $0.50                           0.50
                                                 ------------    ----------------   -----------------------

Outstanding at end of period                       1,418,334      $0.05 - $1.00                      $0.48
                                                 ============    ================   =======================

Exercisable                                          620,000      $0.05 - $0.50                      $0.28
                                                 ============    ================   =======================

Of the 1,418,334 options outstanding at the end of the period, 651,668 have been granted inside the 2001 Plan and 766,666 have been granted outside the plan.

DEFERRED STOCK COMPENSATION
---------------------------
In accordance with the requirements of APB No. 25, the Company has recorded deferred compensation for the difference between the below fair value exercise price of the stock options granted and the fair value of the Company's stock at the date of grant for stock options issued to employees in prior periods. The deferred compensation is amortized to expense over the vesting period of the options, generally three years. Total amortization of all deferred compensation arrangements issued in prior periods (for employees and consultants) totaled $212,849 for the nine months ended March 31, 2002. Deferred compensation was adjusted during the nine months ended March 31, 2002 to account for unvested stock options forfeited by terminated employees and consultants totaling $154,000.

                               INTERCALLNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
NOTE 10.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASE OBLIGATIONS
-----------------
At March 31, 2002, the Company has executed lease agreements for certain office equipment pursuant to operating leases for a period of two years. Such lease agreements are not effective as of March 31, 2002 as the underlying equipment has not been installed. When the equipment is installed and the lease agreements become effective, the lease payments will be approximately $12,600 per month.

LITIGATION, CLAIMS, AND ASSESSMENTS
-----------------------------------
The Company was previously served a summons and complaint in a matter which sought class action status and which alleged that the defendant, Market News Alert, was retained by a third party investor in the Company who paid cash consideration to such defendant to reprint and distribute a one page report on the Company, that the Company allegedly caused such report to be sent to the plaintiff, and that such purported action allegedly constitutes an unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act, 47 U.S.C. Section 227 and the regulations promulgated thereunder. The Company settled such complaint for an immaterial dollar amount and this matter was dismissed on April 30, 2002.

From time to time, the Company is subject to lawsuits and claims, most of which arise out of its operations and are incidental to its business. The Company is not currently subject to any other claims, actions and/or proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

We make statements in this Report on Form 10-QSB and in other reports we file with the SEC under the Securities Exchange Act of 1934 (Exchange Act) as well as in press releases that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities
Act) and Section 21E of the Exchange Act. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risk, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this Report will, in fact, occur.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to: (a) continuing operating losses and insufficient cash flow from operations, (b) uncertain ability to meet current and future working capital needs, (c) going concern considerations, (d) uncertainty of future profitability, (e) continued reliance on a few major clients, (f) dependence on the success of our clients' products, (g) continued U.S. economic downturn which may adversely effect our current and prospective customers and therefore, our business and (h) possible volatility of our stock price due to, among other things, a substantial number of restricted shares of the Company's common stock eligible for resale pursuant to Rule 144 under the Securities Act.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. A further description of risks and uncertainties can be found in the Company's 10-KSB Annual Report for the fiscal year ending June 30, 2001, other reports filed with the SEC, and in our press releases.

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

The Company is a 21st century interactive multi-media contact center which, communicates with our clients' customers across all channels of communications, on an outsourced basis. These channels of communications include traditional inbound and outbound voice communications as well as on-line technology and services.

We specialize in the design, development and delivery of industry specific complex, multi-channel solutions for the telecommunications and automotive industries. Our B2C and B2B services, whether voice (inbound/outbound) or on-line (e-mail/"chat"), include product sales, product registrations, customer acquisition and retention campaigns, lead generation and database update, and development and "mining" of existing or potential customers. Integrated call processing systems systematically initiate or receive these contacts and transfer the successful connection to a designated teleservices representative ("TSR") or virtual home agent ("Net Rep").

Some of our typical telecommunications applications include: (i) list building,
(ii) outbound sales, (iii) inbound sales, order taking, (iv) customer service/"help desk" (v) lead generation, (vi) warranty and insurance sales and/or renewals and (vii) customer database development and "mining" for existing or potential customers.

Some of our automotive specific applications include: (i) prospect follow-up,
(ii) quality control, (iii) appointment setting, (iv) service reminder contacts,
(v) warranty call handling and (vi) sales and services satisfaction surveys,
(vii) customer database development and "mining" for existing or potential customers.

RESULTS OF OPERATIONS

Recent Developments:

As previously reported in a Form 8-K filed January 17, 2002, on January 8, 2002, the Company was notified by one of its major clients that a campaign for selling wireless phones and services was terminated by the wireless carrier and all payments due under the campaign would be held for a period of 181 days. Such campaign had experienced a backlog in fulfilling the orders of wireless phones and services sold by the Company as a direct result of the increase in demand for such equipment and services due to the terrorist attacks on the United States of America on September 11, 2001. With prior notice to the client and with the client's consent, the Company had previously ceased operating pursuant to this campaign in January 2002 due to inconsistencies in reporting and late payments from the client. As a result of the campaign termination and payment hold period, the potential uncollectibility of the receivable under this campaign has increased from the previous estimate of $136,087 at September 30, 2001 to $398,277 at March 31, 2002. With the Company's cooperation, the client has commenced litigation against the wireless carrier and/or its agent.

During the three months ended March 31, 2002, the Company had insufficient cash flow, which was primarily a result of the problems described above. As a result of such insufficient cash flow and the inability of the Company to pay many of the previously incurred accounts payable and other liabilities, the Company had to scale back existing campaigns in its primary contact center facility, ceased operations in its secondary contact center facility and was delayed in launching new campaigns.

In March 2002, the Company was successful in obtaining additional capital through the sale of equity in the form of Series A and Series B Convertible Preferred Stock, which resulted in net proceeds to the Company of approximately $1,445,000. Refer to Part 1; Note 8 "Stockholders' Equity" incorporated herein by reference, for a further discussion of the Series A and Series B Convertible Preferred Stock transactions.

Nine Months Ended March 31, 2002 as compared to the Nine Months Ended March 31, 2001:

For the nine months ended March 31, 2002, the Company reported a net loss of $2,693,441, or $0.22 per common share, on total revenues of $1,713,037. For the nine months ended March 31, 2001, the Company reported a net loss of $1,872,516, or $0.20 per common share, on total revenues of $739,476.

Revenue increased $973,561 or 132% from $739,476 for the nine months ended March 31, 2001 to $1,713,037 for the nine months ended March 31, 2002. This increase in revenue is primarily attributable to an increase in the number of clients and programs the Company is operating.

During the nine months ended March 31, 2002, the Company had entered into two three-year master services agreements with unrelated third parties to provide comprehensive telemarketing services. Under each master services agreement, specific campaigns were added in the form of project attachments. Master Services Agreement A generated approximately $1,227,069, or 72% of revenue during the nine months ended March 31, 2002 with one individual campaign accounting for $1,068,796, or 62% of total revenue for the nine months ended March 31, 2002 pursuant to a specific project attachment. As previously stated, the Company ceased this campaign due to inconsistencies in reporting and late payments from the client. The second master services agreement, Master Services Agreement B, generated approximately $100,347, or 6% of revenue during the nine months ended March 31, 2002. The Company ceased operating pursuant to this campaign in January 2002 as a result of scaling back operations due to insufficient cash flow.

Revenue also increased approximately $225,579 or 13% of the total revenue during the nine months ended March 31, 2002 due to an additional campaign that was not in place during the nine months ended March 31, 2001. This campaign was terminated at the end of September 2001 since the client had previously scaled back the Company's activity, which resulted in decreased operating results from such campaign.

The above increases in revenue was partially offset by a decrease in revenue of approximately $45,000 due to the termination of the campaign which was the sole source of revenue for the nine months ended March 31, 2001. This campaign was terminated based upon inconsistencies in reporting and late payments from the client.

During the nine months ended March 31, 2002 the Company generated approximately $57,000 of revenue from new clients and new campaigns and subsequent to March 31, 2002, the Company entered into several new agreements to provide telecommunications services, to unrelated third parties. All new clients and campaigns are pursuant to written agreements for specified time periods ranging from thirty days to twelve months with annual renewal terms. The Company is also currently responding to several requests for proposals from independent unrelated third parties.

As previously stated, revenue from Master Services Agreement A accounted for approximately 72% of total revenue for the nine months ended March 31, 2002 and in January 2002 the Company ceased operating under this agreement. As such, the Company believes that it had an undue concentration of revenue sources during the nine months ended March 31, 2002. As a result of working capital and cash flow constraints due to the substantial and as yet uncollected account receivable relating to such agreement, the Company has not been successful in generating sufficient revenue to replace this substantial loss of revenue. If the Company is not ultimately successful in replacing the revenue shortly, the Company's future cash flows and results of operations will be adversely affected. The Company continues to seek additional clients to replace the substantial loss of revenue and to decrease the level of dependence on any one particular customer.

Direct labor costs increased $694,739 or 110% from $628,824 for the nine months ended March 31, 2001 to $1,323,563 for the nine months ended March 31, 2002 due to an increase in the number of customers and campaigns undertaken. Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers.

Direct labor as a percentage of revenue may vary, sometimes significantly, from period to period based on the nature of the contract, the nature of the work, and the market in which the services are provided. For the nine months ended March 31, 2002 direct labor was approximately 77% of revenue and for the nine months ended March 31, 2001 direct labor was approximately 85% of revenue. The decrease in direct labor as a percentage of revenue is primarily related to the decrease in the number of pilot programs, which are generally billed at or below cost, the Company operated during the nine months ended March 31, 2002 as compared to the same period in 2001.

Payroll and related costs increased $318,616 or 63% from $509,596 for the nine months ended March 31, 2001 to $828,212 for the nine months ended March 31, 2002. This increase is directly related to the increase in employees from 17 for the period ended March 31, 2001 to 22 for the period ended March 31, 2002. The increase in the number of employees was a result of adding certain key employees to our management team, such as our Chief Financial Officer and Chief Operating Officer as well as several support team employees.

Facilities expenses increased $374,231 or 95% from $393,593 for the nine months ended March 31, 2001 to $767,824 for the nine months ended March 31, 2002. The increase is primarily attributable to the increase in the number of contact centers from one for the period ended March 31, 2001 to two for the period ended March 31, 2002 which resulted in an increase in expense of approximately $170,700 for rent, utilities, and equipment rental. The increase is also due to an increase in the capacity utilization of our contact centers, which resulted in an increase in telephony charges of approximately $203,000 from approximately $135,000 for the nine months ended March 31, 2001 to approximately $338,000 for the nine months ended March 31, 2002.

Selling, general and administrative expenses increased $425,306 or 164% from $259,228 for the nine months ended March 31, 2001 to $684,534 for the nine months ended March 31, 2002. The increase is primarily attributable to the increase in the allowance for doubtful accounts of approximately $460,000, partially offset by a decrease of approximately $35,000 in costs that could be reduced as a result of scaling back operations, such as general office related expenses. The increase in the allowance for doubtful accounts is primarily related to Master Services Agreement A.

Professional fees decreased $362,089 or 59% from $617,019 for the nine months ended March 31, 2001 to $254,930 for the nine months ended March 31, 2002, primarily due to the decreased use of consultants by the Company during the period ended March 31, 2002 which resulted in a decrease in costs of approximately $315,000. During the nine months ended March 31, 2001, the Company used several consultants to establish its then management team, acquire and implement its technology and develop its proprietary industry specific programs.

To attract and retain key members of management, the Company granted below market value stock options during the fiscal year ended June 30, 2001, and it has used warrants, options and stock to obtain services from consultants during the nine months ended March 31, 2002. Of the $131,367 charge for equity related compensation charges during the nine months ended March 31, 2002, $92,349 represents the amortization of the deferred compensation for options and warrants, granted to employees and consultants, subject to a vesting schedule and $39,018 represents the fair value of stock and warrants granted to a financial consulting group for services rendered. There were no equity related compensation charges during the three months March 31, 2001.

Depreciation and amortization increased $135,801 or 51% from $264,499 for the nine months ended March 31, 2001 to $400,300 for the nine months ended March 31, 2002. Such increase is primarily attributable to the increase in property and equipment purchases and the timing of when such assets were placed in service and depreciation and amortization charges commenced.

For the nine months ended March 31, 2002, other expense, net of income was $15,748 in comparison to other income, net of expense of $60,767 for the three months ended March 31, 2001. Interest expense for the nine months ended March 31, 2002 increased due to the increase in short term and long term debt of approximately $700,000 as a result of the bridge financing, the promissory notes as a part of the unit offering, loans from officers and directors and deferred compensation for certain officers and directors. Interest income for the nine months ended March 31, 2002 decreased due to a decrease in interest earnings as a result of the decrease in the amount of cash and cash equivalents deposited with financial institutions.

Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001:

For the three months ended March 31, 2002, the Company reported a net loss of $1,043,667, or $0.09 per common share, on total revenues of $97,493. For the three months ended March 31, 2001, the Company reported a net loss of $615,348, or $0.07 per common share, on total revenues of $242,361.

Revenue decreased $144,868 or 60% from $242,361 for the three months ended March 31, 2001 to $97,493 for the three months ended March 31, 2002. This decrease in revenue is primarily due to the Company's lack of necessary working capital to grow existing campaigns and launch new campaigns to generate sufficient additional revenues to replace the substantial loss of revenue as a result of the termination of Master Services Agreement A. Such loss of revenue caused the Company to experience a severe short-term impact on cash flows and results of operations. As a result of insufficient cash flow and working capital and the inability of the Company to pay many of the previously incurred accounts payable and other liabilities prior to the funding described above, the Company was required to scale back existing campaigns in its primary contact center facility, cease operations in its secondary contact center facility and delay commencing new campaigns during the three months ended March 31, 2002.

As previously stated, in January 2002, the Company ceased operating under Master Services Agreement A which generated approximately $23,000, or 24% of revenue during the three months ended March 31, 2002 through two separate project attachments and Master Services Agreement B which generated approximately $15,000, or 15% of revenue during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company generated approximately $57,000 or 58% of revenue from new clients and new campaigns and subsequent to March 31, 2002, entered into several new agreements to provide telecommunication services, to unrelated third parties. All new clients and campaigns are pursuant to written agreements for specified time periods ranging from thirty days to twelve months with annual renewal terms. The Company is also currently responding to several requests for proposals from independent unrelated third parties.

For the three months ended March 31, 2002, revenue was generated from several campaigns with no individual campaign accounting for more than 25% of total revenue. The Company continues to have an undue concentration of revenue sources but believes such undue concentration percentage has decreased during the three months ended March 31, 2002. The Company continues to seek additional clients to decrease the level of dependence on any one particular customer.

Operating expenses increased $244,193 or 28% from $869,352 for the three months ended March 31, 2001 to $1,113,545 for the three months ended March 31, 2002. The increase in operating expenses is primarily attributable to the increase in the number of contact centers from one for the period ended March 31, 2001 to two for the period ended March 31, 2002.The scaling back of existing campaigns in the primary contact center facility and the lack of operations in the Company's secondary contact center facility decreased certain operating costs during the three months ended March 31, 2002. When compared to the three months ended March 31, 2001, there were increases in certain expenses as a result of the addition of the primary contact center facility which could not be reduced as a result of scaling back existing campaigns during the three months ended March 31, 2002.

Direct labor includes the compensation of our TSRs/Net Reps, campaign supervisors, quality control and contact center managers. The Company manages its direct labor costs through a flexible staffing and scheduling program by utilizing temporary staffing agencies. Based on the new campaigns during the three months ended March 31, 2002, direct labor costs increased $64,336 or 35% from $183,866 for three months ended March 31, 2001 to $248,202 for the three months ended March 31, 2002.

Direct labor as a percentage of revenue may vary, sometimes significantly, from period to period based on the nature of the contract, the nature of the work, and the market in which the services are provided. For the three months ended March 31, 2002 direct labor was approximately 255% of revenue and for the three months ended March 31, 2001 direct labor was approximately 76% of revenue. The increase in direct labor as a percentage of revenue is primarily related to the cost of the supervisors, quality control and contact center managers that were not laid off as a result of scaling back certain campaigns and the cessation of certain operations as the Company anticipated utilizing such personnel to launch new campaigns, which resulted in costs of direct labor with no associated revenue. Furthermore, the launching of new campaigns requires initial training of personnel, which results in costs of direct labor with no associated revenue during such training period.

Payroll and related costs increased $78,268 or 39% from $199,792 for the three months ended March 31, 2001 to $278,060 for the three months ended March 31, 2002. This increase is directly related to an increase in employees from 8 for the period ended March 31, 2001 to 13 for the period ended March 31, 2002. The increase in the number of employees was a result of adding certain key employees to our management team, such as our Chief Financial Officer and Chief Operating Officer, as well as several support team employees.

The total expenses for our facilities, selling, general and administrative, professional fees and depreciation and amortization for the three months ended March 31, 2002 totaled approximately $551,000 in comparison to the same line items for the three months ended March 31, 2001 which totaled approximately $486,000, an increase of $65,000 or 13%. This increase is primarily attributable to costs associated with our primary contact center facility that could not be reduced as a result of the scaling back of operations, such as equipment rental under operating leases, bad debt expense and certain property taxes totaling approximately $77,000 of increased costs notwithstanding the reduction of certain costs that were reduced as a result of scaling back operations, such as general office and operating related expenses of approximately $16,000.

To attract and retain key members of management, the Company granted below market value stock options during the fiscal year ended June 30, 2001, and it has used warrants, options and stock to obtain services from consultants during the three months ended March 31, 2002. Of the $36,071 charge for equity related compensation charges during the three months ended March 31, 2002, $23,066 represents the amortization of the deferred compensation for options and warrants, granted to employees and consultants, subject to a vesting schedule and $13,006 represents the fair value of stock and warrants granted to a financial consulting group for services rendered. There were no equity related compensation charges during the three months March 31, 2001.

For the three months ended March 31, 2002, other expense, net of income was $27,615 in comparison to other income, net of expense of $11,643 for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 increased approximately $22,000 due to the increase in short term debt as a result of the issuance of $350,000 for short term debt bridge financing, interest on promissory notes as a part of the unit offering totaling $225,000 involving promissory notes and warrants, loans from officers and directors and deferred compensation for certain officers and directors. Interest income for the three months ended March 31, 2002 decreased approximately $17,000 due to the decrease in the interest earnings as a result of the decrease in the amount of cash and cash equivalents deposited with financial institutions.

Recent terrorist attacks in the United States, as well as future events occurring in response thereto or in connection therewith, including, without limitation, future terrorist attacks against the United States, rumors or threats of such attacks or war, armed hostilities or international conflicts directly or indirectly involving the United States or its allies or military or trade disruptions may impact the Company's operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in prolonging the economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may result in the volatility of the market price of the Company's common stock and on the future price of the Company's common stock. Subsequent to the September 11, 2001 attacks on the World Trade Center and the Pentagon, there has been no other decline in the Company's revenues or cancellation of client contracts, except as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow from the private sale of preferred stock and common stock, the issuance of convertible debt, debt bridge financing, borrowings under its revolving bank line of credit and the deferral of the payment of compensation to certain officers and directors.

During the period from February 2002 through March 2002, the Company sold 1,500,000 of restricted Series A Convertible Preferred Stock, $0.0001, and warrants to purchase 6,500,000 shares of the Company's restricted common stock for a period of 5 years at exercise prices ranging from $0.25 to $1.50. Total proceeds to the Company, net of expenses, totaled $1,355,171. Refer to Part 1,
Note 8 "Stockholders' Equity" incorporated herein by reference, for a further discussion of this transaction.

In February 2002, the Company sold 66,667 shares of restricted Series B Convertible Preferred Stock, $0.0001, and a warrant to purchase 66,667 shares of the Company's restricted common stock exercisable for a period of 5 years at an exercise price of $1.50, for total proceeds, net of expenses, of $90,000. Refer to Part 1, Note 8 "Stockholders' Equity" incorporated herein by reference, for a further discussion of this transaction.

During the nine months ended March 31, 2002, the Company sold 201,667 shares of restricted common stock for total proceeds, net of expenses, of $295,675, or $1.50 per share, in private placements to accredited investors.

During the period from November 2001 through January 2002, the Company raised $225,000 and issued warrants to purchase 450,000 shares of the Company's restricted common stock through a private unit offering to accredited investors. Each unit was priced at $25,000, which consisted of a promissory note for $25,000 and a warrant to purchase 50,000 shares of restricted common stock exercisable for a period of two years at an exercise price of $0.50 per share. Refer to Part 1, Note 6 "Unit Offering" incorporated herein by reference, for a further discussion of this transaction.

From November through December 2001, the Company issued $350,000 of short-term bridge debt financing to two individual investors with interest rates ranging from 10% to 12% per annum. The debt renews every 30 days and the interest is to be repaid in shares of the Company's restricted common stock. In addition, a shareholder of the Company has promised to transfer 10,000 shares to each individual investor; this transfer has not occurred as of May 10, 2002. This short-term bridge debt financing is secured with certain assets of the Company. Of the total $350,000 of short- term bridge debt financing $100,000 was from an immediate family member of an officer of the Company. Subsequent to March 31, 2002, approximately $35,000 has been repaid to one of the investors.

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

Certain key executive officers of the Company previously agreed to defer drawing compensation from the Company commencing in November 2001. Such deferral continued until March 2002, when regularly scheduled compensation resumed. Approximately $67,000 of the deferral remains outstanding, which will be repaid when the Company's cash flow is sufficient, in management's view, to support the repayment. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts are outstanding.

From time to time, certain officers and directors of the Company have directly paid certain Company expenses and/or provided the Company with short-term temporary loans for general working capital. During the nine months ended March 31, 2002 certain officers and directors had loaned to the Company approximately $70,000, which the Company has repaid in full, plus interest, as of March 31, 2002. Interest was calculated at rate of prime plus 2%, per annum, calculated over the time period that such amounts were outstanding.

One of the Company's consultants, who is also a Director, agreed to defer drawing payments for such consulting services commencing in November 2001. Such deferral continued until March 2002, when regularly scheduled payments resumed. At March 31, 2002, the total amount due to this consultant is approximately $10,000. The outstanding balance due will be repaid when the Company's cash flow is sufficient, in management's view, to support the repayment. Interest is accruing at a rate of prime plus 2%, per annum, calculated over the time period that such deferred amounts remain outstanding.

Net cash used in operating activities was $2,392,323 for the nine months ended March 30, 2002, compared to net cash used in operating activities of $1,587,604 for the nine months ended March 31, 2001.

This increase in cash used in operations of $804,719 in 2002 as compared to 2001 was primarily due to an increase in accounts receivable of $361,491, an increase in the net loss of $820,925, offset by an increase in depreciation and amortization of $135,801, an increase in the allowance for doubtful accounts of $460,013 primarily attributable to Master Services Agreement A, an increase in equity related compensation charges of $141,225, an increase in deferred compensation for certain officers and directors of $77,056 and an increase in accounts payable and other of $86,370.

Net cash used in investing activities was $46,589 for the nine months ended March 31, 2002, compared to net cash used in investing activities of $1,440,854 for the nine months ended March 31, 2001. The decrease in net cash flow used in investing activities was primarily due to investments in the Company's primary contact center to build the infrastructure and support the revenue growth in the Company's business during the nine months ended March 31, 2001.

Net cash provided by financing activities was $2,501,278 for the nine months ended March 31, 2002, compared to $2,939,482 for the nine months ended March 31, 2001. The decrease in net cash flow provided by financing activities was primarily due to the decrease in the proceeds from the Company's private sale of equity securities received during the nine months ended March 31, 2002 as compared to the dame period in 2001.

During the nine months ended March 31, 2002 compared to the same period in 2001, the Company successfully grew its sources of revenues within the telecommunications and automotive industries. The Company will continue to concentrate on increasing its revenues by seeking to grow and expand existing contracts and seeking to obtain new contracts, while decreasing costs where practicable. Management believes that its efforts to manage costs while increasing revenues have been successful, as reflected in operating results during the nine months ended March 31, 2002 compared to the same period in the prior year. Management continues to examine expenses for reduction possibilities, as well as to seek new revenue opportunities.

Due to insufficient cash flow, primarily as a result of the problems encountered with Master Services Agreement A, as previously described, the Company did not have cash available to pay many of its previously incurred accounts payable and other liabilities. These liabilities were satisfied with the proceeds from the sale of Series A and Series B Convertible Preferred Stock. There can be no assurances given that the Company's flow of cash will improve so as to be sufficient to meet future obligations. Although the Company has received working capital loans from directors and officers, there is no assurance that these parties would be willing to make such loans in the future. As such, these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has incurred losses since its inception, and continues to require additional capital to fund operations, capacity and facilities upgrades. The Company is continuing to explore additional equity and debt financing opportunities with a prospective institutional investor to obtain required capital to grow its existing contracts and facilitate new contracts. A non-binding term sheet for debt financing has been prepared and both parties are currently conducting due diligence. No assurances are given, however, that a financing transaction will be successfully consummated.

Management plans to generate the necessary capital to operate for the next twelve months by successfully closing an additional financing transaction with an institutional investor as discussed above or seeking one or more other investors, if such transaction is not consumated, achieving break-even cash flow from operations and subsequent profitability through the execution of the Company's business plan and obtaining\ additional capital from other sources, the availability of which no assurances are given. Unless the Company is successful in all of these efforts, the Company may not be able to continue operations for the next twelve months. While the Company's business plan provides for the Company to achieve break-even cash flow from operations and subsequent profitability by the end of fiscal year 2002, there can be no assurances that the Company will be successfully in executing such plan.

Should we be successful in securing additional customers, we may experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand our contact center to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a contact center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented. Any new contact center we may establish can operationally leverage off our primary command center, through our virtual contact center portal, which should result in lower start up costs.

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

Capital Expenditures
--------------------

The Company's operations will continue to require capital expenditures for real estate and capacity and facilities upgrades. The Company currently projects its capital expenditures through December 31, 2002 to range from approximately $1.5 million to $2.0 million primarily for capacity expansion, which may include the opening of an additional call center, depending upon customer demand, and upgrades at our existing facility to support anticipated growth based on the agreements the Company has entered into during the nine months ended March 31, 2002 and pending contracts as of May 10, 2002. The Company plans to finance these capital expenditures through financing from outside sources, the availability of which no assurance are given. If such financing is not secured on terms acceptable to the Company, the Company will have no alternative but to forego such capital expenditures in which case the Company may be limited to sustaining current operations, to the extent practicable, in view of current insufficient cash flow, with little or no expansion and the Company's ability to facilitate new contracts will be adversely affected.

Inflation
---------

The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurances that the Company's business will not be affected by inflation in the future.

Seasonality
-----------

We generally believe that our business is not seasonal.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lawrence A. Locke, individually and on behalf of himself and all others similarly situated vs. Market News Alert and Intercallnet, Inc., Circuit Court of the State of Oregon, Case No. 0108-08304. The Company was previously served in September 2001 a summons and complaint in this matter, which sought class action status and which alleged that the defendant, Market News Alert, was retained by a third party investor in the Company who paid cash consideration to such defendant to reprint and distribute a one page report on the Company, that the Company allegedly caused such report to be sent to the plaintiff, and that such purported action allegedly constitutes an unsolicited facsimile advertisement in violation of the Telephone Consumer Protection Act, 47 U.S.C.
Section 227 and the regulations promulgated thereunder. The Company settled such complaint for an immaterial dollar amount and this matter was dismissed on April 30, 2002.

From time to time, the Company is subject to lawsuits and claims, most of which arise out of its operations and are incidental to its business. The Company is not currently subject to any other claims, actions and/or proceedings.

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2002, the Company issued the following securities pursuant to Section 4(2) under the Securities Act, based upon the limited number of offerees, their relationship to the Company, including, in certain instances, their status as prior existing security holders, their accredited investor status, the amount of securities offered in each offering, the size of the respective offerings and the manner of each offering:

On February 28, 2002, the Company entered into a Stock Purchase Agreement (the "Agreement") with Stanford Venture Capital Holdings, Inc., ("Stanford") pursuant to which the Company sold Stanford, for an aggregate purchase price of $1,500,000 (the "Purchase Price") an aggregate of 1,500,000 shares of the Company's Series A Convertible Preferred Stock and common stock purchase warrants to purchase 6,500,000 shares of the Company's restricted common stock for a period of five years at exercise prices ranging from $0.25 to $1.50 per share. The Purchase Price was disbursed to the Company in three equal installments during the month of March 2002 of $500,000 per installment, which resulted in net proceeds to the Company of approximately $1,355,000. Each share of the Series A Convertible Preferred Stock is convertible into 2.5 shares of the Company's restricted common stock, subject to certain equitable adjustments. Refer to Part 1, Note 8 "Stockholders' Equity" incorporated herein by reference, for a further discussion of the Agreement, and Form 8-K filed with the Securities and Exchange Commission on March 12, 2002.

On February 12, 2002, the Company sold 66,667 shares of Series B Convertible Preferred Stock to an individual who is also an accredited investor, and a common stock purchase warrant to purchase 66,667 shares of the Company's restricted common stock exercisable for a period of five years at an exercise price of $1.50 per share for an aggregate purchase price of $100,000, which resulted in net proceeds to the Company of $90,000. Each share of Series B Convertible Preferred Stock is convertible into 2.5 shares of the Company's restricted common stock, subject to certain equitable adjustments. Refer to Part 1, Note 8 "Stockholders' Equity" incorporated herein by reference, for a further discussion of this transaction.

During the three months ended March 31, 2002, the Company sold a total of four units (the "Units") at a price of $25,000 per Unit to certain accredited investors pursuant to Rule 506 under the Securities Act; each unit is comprised of a promissory note for $25,000 and a warrant to purchase 50,000 shares of the Company's restricted common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share, subject to certain customary adjustments. Each promissory note (including accrued interest) may, at the option of the holder, be convertible in shares of the Company's restricted common stock at a conversion rate of $0.25 per share. The gross proceeds during the period totaled approximately $100,000, which resulted in the issuance of a total of 200,000 warrants to purchase shares of the Company's restricted common stock. Refer to Part 1, Note 6 "Unit Offering" incorporated herein by reference, for a further discussion of the Units.

During the three months ended March 31, 2002, the Company issued the following equity securities; (i) 42,848 shares of restricted common stock for investor and financial related services and to settle certain accounts payable; (ii) warrants to consultants for investor and financial related services, which are exercisable into 24,085 shares of the Company's restricted common stock for a period of five years at an exercise price of $1.00 and (iii) stock options to certain officers and directors of the Company, which are exercisable into 550,000 shares of the Company's restricted common stock for a period of 10 years at exercise prices ranging from $0.50 to $1.00 pursuant to a vesting schedule of three years. Refer to Part 1, Note 8 "Stockholders' Equity" and Note 9 "Stock Option Plan" incorporated herein by reference, for a further discussion of these equity transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

(a)      The following documents are filed as part of this report:
3.1 Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).
3.2 Bylaws (incorporated by reference to exhibit 3.2 to the Company's Form 10-QSB filed with the Commission on May 21, 2001).
3.3      Amended Articles of Incorporation (incorporated by reference to exhibit
         3.3 to the Company's Form 8-K filed with the Commission on March 12,
         2002).
3.4      Amended Articles of Incorporation (filed herewith).
4.3 Form of Series A Convertible Preferred Stock Certificate (incorporated by reference to exhibit 4.3 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.4 Form of Warrant (incorporated by reference to exhibit 4.4 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.5 Shareholders' Agreement dated February 28, 2002 between the Company, Stanford Venture Capital Holdings, Inc. ("Stanford") and Scott Gershon (incorporated by reference to exhibit 4.5 to the Company's Form 8-K filed with the Commission on March 12, 2002).

4.6 Lock Up Agreement with Scott Gershon (incorporated by reference to exhibit 4.6 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.7 Form of Lock Up Agreement for other Officers and/or Directors (incorporated by reference to exhibit 4.7 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.8 Lock Up Agreement with Farrington Family Trust (incorporated by reference to exhibit 4.8 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.9 Form of Lock Up Agreement for Shareholder (incorporated by reference to exhibit 4.9 to the Company's Form 8-K filed with the Commission on March 12, 2002).
4.10 Registration Rights Agreement dated February 28, 2002 between the Company and Stanford (incorporated by reference to exhibit 4.10 to the Company's Form 8-K filed with the Commission on March 12, 2002).
10.27 Series A Convertible Preferred Stock and Common Stock Purchase Warrant Purchase Agreement dated February 28, 202 between the Company and Stanford (incorporated by reference to exhibit 10.27 to the Company's Form 8-K filed with the Commission on March 12, 2002).
10.28 Consulting Agreement dated February 28, 2002 between the Company and Stanford (incorporated by reference to exhibit 10.28 to the Company's Form 8-K filed with the Commission on March 12, 2002).
10.29 Form of Promissory Note and Form of Warrant (incorporated by reference to exhibit 10.21 to the Company's Form 10-QSB filed with the Commission on February 13, 2002).
10.30 Letter of Understanding dated February 4, 2002, entered into and between the Company and Stephanie L. Brady (filed herewith).
10.31 Letter of Understanding dated February 25, 2002, entered into and between the Company and Scott R. Gershon (filed herewith).
10.32 Letter of Understanding dated February 25, 2002, entered into and between the Company and George A. Pacinelli (filed herewith).
10.33 Letter of Understanding dated February 25, 2002, entered into and between the Company and Stephanie L. Brady (filed herewith).
10.34 Amended Employment Agreement dated as February 28, 2002, entered into between the Company and Scott R. Gershon (filed herewith).
10.35 Amended Employment Agreement dated as February 28, 2002, entered into between the Company and George A. Pacinelli (filed herewith).
10.36 Amended Employment Agreement dated as February 28, 2002, entered into between the Company and Stephanie L. Brady (filed herewith).
10.37 Amended Employment Agreement dated as February 28, 2002, entered into between the Company and Robert Hopwood (filed herewith).
10.38 Amended Employment Agreement dated as February 28, 2002, entered into between the Company and Joel Suarez (filed herewith).

(b)      Reports on Form 8-K:

         On February 17, 2002, the Company filed a Form 8-K to report the termination, by a wireless carrier of one of the campaigns pursuant to Master Services Agreement A, effective January 8, 2002.

         On March 12, 2002, the Company filed a Form 8-K to report the execution of the Stock Purchase Agreement dated February 28, 2002, by and between the Company and Stanford Venture Capital Holdings, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Intercallnet, Inc.
                                       (Registrant)

Date:    May 15, 2002               By:      /s/ Scott R. Gershon
                                             --------------------------
                                             SCOTT R. GERSHON
                                             Chief Executive Officer


Date:    May 15, 2002               By:      /s/ Stephanie L. Brady
                                             --------------------------
                                             STEPHANIE L. BRADY
                                             Chief Financial Officer
                                             (Principal Financial and
                                                      Accounting Officer)